Form 10-Q
period 2024-06-30
Centurion Acquisition Corp.
filed 2024-08-13
CIK 2010930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42127

CENTURION ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue

5th Floor New York, New York 10065

(Address of principal executive offices)

(212) 209-6126

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	ALFUU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value per share	ALF	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	ALFUW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2024, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CENTURION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CENTURION ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2024

(UNAUDITED)

Assets
Current assets
Cash	$815,599
Prepaid expenses	144,155
Total current assets	959,754
Long-term prepaid insurance	112,243
Cash and marketable securities held in Trust Account	288,192,497
TOTAL ASSETS	$289,264,494

Liabilities and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	1,450
Due to Sponsor	5,000
Total current liabilities	6,450
Deferred underwriting fee payable	13,687,500
TOTAL LIABILITIES	13,693,950

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.02 per share	288,192,497

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(12,622,672)
Total Shareholders’ Deficit	(12,621,953)
Total Liabilities and Shareholders’ Deficit	$289,264,494

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from January 18, 2024 (Inception) through June 30,
	2024	2024
Operating and formation costs	$80,312	$127,799
Loss from operations	(80,312)	(127,799)

Other income (expense):
Interest earned on marketable securities held in Trust Account	703,839	703,839
Unrealized loss on marketable securities held in Trust Account	(11,342)	(11,342)
Other income, net	692,497	692,497

Net income	$612,185	$564,698

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,002,747	3,001,374
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.06

Weighted average shares outstanding, Class B non-redeemable ordinary shares	6,445,742	6,347,871
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.05	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 18, 2024	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(47,487)	(47,487)

Balance – March 31, 2024	—	$—	7,187,500	$719	$24,281	$(47,487)	$(22,487)

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,150,000	—	1,150,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(97,765)	—	(97,765)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(8,076,516)	(13,187,370)	(21,263,886)

Net income	—	—	—	—	—	612,185	612,185

Balance – June 30, 2024	—	$—	7,187,500	$719	$—	$(12,622,672)	$(12,621,953)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH JUNE 30, 2024

Cash Flows from Operating Activities:
Net income	$564,698
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note	8,667
Payment of operating costs through promissory note	327,200
Interest earned on marketable securities held in Trust Account	(703,839)
Unrealized loss on investments held in Trust Account	11,342
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(229,598)
Accounts payable and accrued expenses	1,450
Due to Sponsor	5,000
Net cash used in operating activities	(15,080)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placements Warrants	7,000,000
Repayment of promissory note - related party	(1,109,683)
Payment of offering costs	(59,638)
Net cash provided by financing activities	288,330,679

Net Change in Cash	815,599
Cash – Beginning of period	—
Cash – End of period	$815,599

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note - related party	$747,016
Prepaid expenses paid by Sponsor	$26,800
Deferred underwriting fee payable	$13,687,500
Offering costs charged to Deficit	$23,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Centurion Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an acquisition opportunity in any industry or geographic location.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from January 18, 2024 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 10, 2024. On June 12, 2024, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share, included in the Units being offered the “Public Shares” or the “Class A Ordinary Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 3. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 private placement warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant to Centurion Sponsor LP, a Cayman Islands exempted limited partnership, the Company’s sponsor (the “Sponsor”), Cantor Fitzgerald & Co., and Odeon Capital Group, LLC, see Note 4.

Transaction costs amounted to $19,500,452 consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee, and $831,654 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on June 12, 2024, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”) and will be held as cash or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time in its own discretion, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in the its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement or whether the Company were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under U.S. Securities and Exchange Commission (“SEC”) rules). The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, if any), divided by the number of then outstanding public shares, subject to certain limitations. The amount in the Trust Account was initially $10.00 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, including interest (which interest shall be net of taxes payable, if any, and up to $100,000 of interest to pay liquidation expenses), divided by the number of then issued and outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Going Concern

As of June 30, 2024, the Company had $815,599 in its operating bank account and working capital of $953,304.

The Company initially has until June 12, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 11, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 18, 2024. The interim results for the three months ended June 30, 2024 and for the period from January 18, 2024 (inception) through June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Use of Estimates

The preparation of the condensed financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statement and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $815,599 in cash and no cash equivalents as of June 30, 2024.

Marketable Securities Held in Trust Account

At June 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The marketable securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statements of operations. For the three months ended June 30, 2024, the Company did not withdraw any interest earned on the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Class A Ordinary Shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

At June 30, 2024, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

	Shares	Amount
Gross Proceeds	28,750,000	$287,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,150,000)
Class A ordinary shares issuance costs	—	(19,421,389)
Plus:
Accretion of carrying value to redemption value	—	20,571,389
Class A Ordinary Shares subject to possible redemption, June 12, 2024	28,750,000	$287,500,000
Plus:
Accretion of carrying value to redemption value	—	692,497
Class A Ordinary Shares subject to possible redemption, June 30, 2024	28,750,000	$288,192,497

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 28,750,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Period from January 18, 2024 (Inception) through June 30,
	2024		2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$295,200	$316,985	$181,284	$383,414
Denominator:
Basic and diluted weighted average shares outstanding	6,002,747	6,445,742	3,001,374	6,347,871
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.06	$0.06

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Monte Carlo simulation. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instrument under equity treatment at its assigned value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes the full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (Note 7). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a warrant unless the Class A Ordinary Share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the unit solely for the Class A Ordinary Share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial business combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

●	if, and only if, the last reported sale price (the “closing price”) of the Class A Ordinary Shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the initial business combination and ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to holders of ordinary shares entitling holders to purchase Class A Ordinary Shares at a price less than the “historical fair market value” (as defined below) will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) multiplied by (ii) one minus the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the historical fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) “historical fair market value” means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

NOTE 4. PRIVATE PLACEMENT

On June 12, 2024, simultaneously with the Initial Public Offering closing, the Sponsor, Cantor Fitzgerald & Co. and Odeon Capital Group, LLC purchased an aggregate of 7,000,000 warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per warrant, or $7,000,000. Of those 7,000,000 Private Placement Warrants, the Sponsor purchased 4,500,000 Private Placement Warrants, Cantor Fitzgerald & Co. purchased 1,750,000 Private Placement Warrants and Odeon Capital Group, LLC purchased 750,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co. and Odeon Capital Group, LLC or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co., Odeon Capital Group, LLC and/or their respective designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 23, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founders shares to the Sponsor. On April 29, 2024, the Company affected a share capitalization of 1,437,500 founder shares, resulting in the Sponsor holding 7,187,500 founder shares. All shares and diluted per share data have been retroactively restated.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

On May 20, 2024, Centurion Sponsor LP transferred 90,000 Founder Shares to each of its three independent directors (30,000 Founder Shares per director) of the Company, at a price of $0.003 per share. Each buyer paid $90 for an aggregate purchase price of $270 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeited the share back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A Ordinary Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation. The directors have agreed to the same terms as the initial shareholders whereby subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

The sale of the Founders Shares to the Company’s directors and director’s nominees by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s directors and director nominees was $36,900 or $0.41 per share.

The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

Commencing on June 10, 2024, the Company entered into an agreement pursuant to which it will pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2024, the Company accrued $5,000 for these services. For the three months ended June 30, 2024 and for the period from January 18, 2024 (inception) through June 30, 2024, the Company incurred $5,000 and $5,000 in fees for these services, respectively, of which such amount is included in the accompanying condensed statement of operations.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. At June 30, 2024, there are no amounts outstanding and no further borrowings are permitted under the promissory note.

Due to Sponsor

As of June 30, 2024, the Company owed the Sponsor $5,000 related to the Administrative Services Agreement. The amount is due is non-interest bearing and due upon demand.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At June 30, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently, in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the condensed financial statement, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 units to cover over-allotment. On June 12, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), and was paid at the close of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, $13,687,500 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On January 23, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 29, 2024, the Company affected a share capitalization of 1,437,500 founder shares, resulting in the Sponsor holding 7,187,500 founder shares. All shares and per share data have been retroactively restated. Prior to the underwriters’ exercise of the over-allotment option, the founder shares included an aggregate of up to 937,500 shares subject to forfeiture. Upon the Initial Public Offering, the underwriters fully exercised the over-allotment option resulting in the founder shares no longer being subject to forfeiture.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

The founder shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by public shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of the Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A Ordinary Shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

NOTE 8. FAIR VALUE MEASUREMENTS

At the date of the Initial Public Offering, the Public Warrants were valued using a Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

June 12, 2024
Market price of public stock	$10.00
Term (years)	7.0
Risk-free rate	4.4%
Volatility	7.2%

The Founder Shares issued to the directors and director nominees were valued using a Monte Carlo model. The following criteria presents the quantitative information regarding market assumptions used in the Founder Share valuations:

May 20, 2024
Volatility	86.5%
Risk free rate	4.64%
Spot price	$10.00
Discount of lack of marketability (DLOM)	18.6%

At June 30, 2024, assets held in the Trust Account were comprised of $620 in cash and $288,191,877 in U.S. Treasury securities. During the three months ended June 30, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024
U.S. Treasury Securities (Mature on 12/12/2024)	1	$288,192,497

NOTE 9. SUBSEQUENT EVENTS

On August 1, 2024, the Public Shares and Public Warrants underlying the Units began separate trading on The Nasdaq Global Market under the symbols “ALF” and “ALFUW,” respectively. The Units continue to trade on The Nasdaq Global Market under the symbol “ALFU.”

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Centurion Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Centurion Sponsor LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 18, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2024 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $612,185, which consists of interest income on marketable securities held in the Trust Account of $703,839, offset by formation and operating costs of $80,312 and an unrealized loss on marketable securities held in our Trust Account of $11,342.

For the period from January 18, 2024 (inception) through June 30, 2024, we had a net income of $564,698, which consists of interest income on marketable securities held in the Trust Account of $703,839, offset by formation and operating costs of $127,799 and an unrealized loss on marketable securities held in our Trust Account of $11,342.

Liquidity and Capital Resources

On June 12, 2024, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, Cantor Fitzgerald & Co., and Odeon Capital Group, LLC.

On June 12, 2024, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 3,750,00 Units at a price of $10.00 per Unit, generating total gross proceeds of $287,500,000. In addition, we also consummated the sale of an additional 7,000,000 Private Units at $1.00 per Private Placement Warrants.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred $19,500,452 in Initial Public Offering related costs, including $5,000,000 of cash underwriting fees, $136687,500 of deferred underwriting fee, and $831,654 of other costs.

For the period from January 18, 2024 (inception) through June 30, 2024, cash used in operating activities was $15,080. Net income of $564,698 was affected by payment of formation costs through promissory note of $8,667, payment of operation costs through promissory note of $327,200, interest earned on marketable securities held in the Trust Account of $703,839 and unrealized loss on investment held in Trust Account of $11,342. Changes in operating assets and liabilities used $223,148 of cash for operating activities.

As of June 30, 2024, we had marketable securities held in the Trust Account of $288,192,497 (including $692,497 of interest income and net of unrealized losses) consisting of U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $815,599. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. We began incurring these fees on June 10, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, $13,687,500 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection (i) with our liquidation, (ii) if there is a shareholder vote or tender offer in connection with the initial Business Combination and (iii) with certain amendments to the Amended and Restated Charter. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our Amended and Restated Charter provides that currently, we will only redeem our Public Shares. However, the threshold in the Amended and Restated Charter would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. We recognize change in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Income Per Ordinary Share

We have two classes of shares, the (i) redeemable Class A Ordinary Shares and the non-redeemable Class A Ordinary Shares and (ii) Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the Initial Public Offering since the exercise of the Warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2024, we consummated the Initial Public Offering of 28,750,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $287,500,000, which includes the exercise by the underwriters of their over-allotment option in full. Cantor Fitzgerald & Co. acted as sole book-running manager and Odeon Capital Group, LLC acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-279638). The U.S. Securities and Exchange Commission declared the registration statement effective on June 10, 2024.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to Centurion Sponsor LP, a Cayman Islands exempted limited partnership (the “Sponsor”), Cantor Fitzgerald & Co., and Odeon Capital Group, LLC. Of those 7,000,000 Private Placement Warrants, the Sponsor purchased 4,500,000 Private Placement Warrants, Cantor Fitzgerald & Co. purchased 1,750,000 Private Placement Warrants and Odeon Capital Group, LLC purchased 750,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On June 12, 2024, simultaneously with the consummation of the Initial Public Offering, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 3,750,000 Units for gross proceeds of $287,500,000.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $287,500,000 was placed in the Trust Account.

We incurred transaction costs amounting to $19,500,452 consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee, and $831,654 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 10, 2024, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Warrant Agreement, dated June 10, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated June 10, 2024, by and among the Company, its executive officers, its directors and Centurion Sponsor LP.(1)
10.2	Investment Management Trust Agreement, dated June 10, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated June 10, 2024, by and among the Company and the Holders signatory thereto.(1)
10.4	Private Placement Warrants Purchase Agreement, dated June 10, 2024, by and between the Company and Centurion Sponsor LP.(1)
10.5	Private Placement Warrants Purchase Agreement, dated June 10, 2024, by and between the Company, Cantor, Fitzgerald & Co. and Odeon Capital Group LLC.(1)
10.6	Administrative Services Agreement, dated June 10, 2024, by and between the Company and Centurion Sponsor LP.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB8	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURION ACQUISITION CORP.

Date: August 13, 2024	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Riaan Hodgson
	Name:	Riaan Hodgson
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)