Form 10-Q
period 2024-09-30
Centurion Acquisition Corp.
filed 2024-11-12
CIK 2010930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CENTURION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2024 and for the Period from January 18, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2024 and for the Period from January 18, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 18, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CENTURION ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2024

(UNAUDITED)

Assets
Current assets
Cash	$781,921
Prepaid expenses	144,904
Total current assets	926,825
Long-term prepaid insurance	82,312
Cash and marketable securities held in Trust Account	292,426,838
TOTAL ASSETS	$293,435,975

Liabilities and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$99,618
Advances from related parties	24,084
Due to Sponsor	5,000
Total current liabilities	128,702
Deferred underwriting fee payable	13,687,500
TOTAL LIABILITIES	13,816,202

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.17 per share	292,426,838

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(12,807,784)
Total Shareholders’ Deficit	(12,807,065)
Total Liabilities and Shareholders’ Deficit	$293,435,975

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from January 18, 2024 (Inception) through September 30,
	2024	2024
Operating and formation costs	$185,305	$313,104
Loss from operations	(185,305)	(313,104)

Other income
Interest earned on cash and marketable securities held in Trust Account	4,234,534	4,927,031
Other income	4,234,534	4,927,031

Net income	$4,049,229	$4,613,927

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	28,750,000	12,417,315
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.24

Weighted average shares outstanding, Class B non-redeemable ordinary shares	7,187,500	6,654,912
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.11	$0.24

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 18, 2024	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(47,487)	(47,487)

Balance – March 31, 2024	—	$—	7,187,500	$719	$24,281	$(47,487)	$(22,487)

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,150,000	—	1,150,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(97,765)	—	(97,765)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(8,076,516)	(13,187,370)	(21,263,886)

Net income	—	—	—	—	—	612,185	612,185

Balance – June 30, 2024	—	$—	7,187,500	$719	$—	$(12,622,672)	$(12,621,953)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(4,234,341)	(4,234,341)

Net income	—	—	—	—	—	4,049,229	4,049,229

Balance – September 30, 2024	—	$—	7,187,500	$719	$—	$(12,807,784)	$(12,807,065)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

Cash Flows from Operating Activities:
Net income	$4,613,927
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note	8,667
Payment of operating costs through promissory note	327,200
Interest earned on marketable securities held in Trust Account	(4,926,838)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(200,416)
Accounts payable and accrued expenses	99,618
Advances from related parties	24,084
Due to Sponsor	5,000
Net cash used in operating activities	(48,758)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placements Warrants	7,000,000
Repayment of promissory note - related party	(1,109,683)
Payment of offering costs	(59,638)
Net cash provided by financing activities	288,330,679

Net Change in Cash	781,921
Cash – Beginning of period	—
Cash – End of period	$781,921

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note - related party	$747,016
Prepaid expenses paid by Sponsor	$26,800
Offering costs charged to shareholders’ deficit	$23,015
Deferred underwriting fee payable	$13,687,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from January 18, 2024 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

Liquidity and Going Concern

As of September 30, 2024, the Company had $781,921 in its operating bank account and working capital of $798,123.

The Company initially has until June 12, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 11, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 18, 2024. The interim results for the three months ended September 30, 2024 and for the period from January 18, 2024 (inception) through September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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
SEPTEMBER 30, 2024
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $781,921 in cash and no cash equivalents as of September 30, 2024.

Marketable Securities Held in Trust Account

At September 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The marketable securities are presented at fair value on the condensed balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statements of operations. For the three months ended September 30, 2024 and for the period from January 18, 2024 (inception) through September 30, 2024, the Company did not withdraw any interest earned on the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

At September 30, 2024, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

	Shares	Amount
Gross Proceeds	28,750,000	$287,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,150,000)
Class A ordinary shares issuance costs	—	(19,421,389)
Plus:
Accretion of carrying value to redemption value	—	20,571,389
Class A Ordinary Shares subject to possible redemption, June 12, 2024	28,750,000	$287,500,000
Plus:
Accretion of carrying value to redemption value	—	692,497
Class A Ordinary Shares subject to possible redemption, June 30, 2024	28,750,000	$288,192,497
Plus:
Accretion of carrying value to redemption value	—	4,234,341
Class A Ordinary Shares subject to possible redemption, September 30, 2024	28,750,000	$292,426,838

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Period from January 18, 2024 (Inception) through September 30,
	2024		2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,239,383	$809,846	$3,003,980	$1,609,947
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	12,417,315	6,654,912
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.24	$0.24

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes the full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable Public Warrant. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (Note 7). Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

The sale of the Founder Shares to the Company’s directors and director’s nominees by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s directors and director nominees was $36,900 or $0.41 per share.

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on June 10, 2024, the Company entered into an agreement pursuant to which it will pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2024, the Company accrued $5,000 for these services. For the three months ended September 30, 2024 and for the period from January 18, 2024 (inception) through September 30, 2024, the Company incurred $30,000 and $35,000 in fees for these services, respectively, of which such amount is included in the accompanying condensed statements of operations.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. At September 30, 2024, there are no amounts outstanding and no further borrowings are permitted under the promissory note.

Advances from Related Parties

From time to time the Sponsor or officers and management of the Company may pay certain expenses on behalf of the Company. As of September 30, 2024, related parties paid an aggregate of $24,084 to pay expenses on behalf of the Company. The advances were non-interest bearing and payable upon demand.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Due to Sponsor

As of September 30, 2024, the Company owed the Sponsor $5,000 related to the Administrative Services Agreement. The amount is due is non-interest bearing and due upon demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At September 30, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently, in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

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
SEPTEMBER 30, 2024
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

At September 30, 2024, assets held in the Trust Account were comprised of $620 in cash and $292,426,218 in U.S. Treasury securities. During the three months ended September 30, 2024 and for the period from January 18, 2024 (inception) through September 30, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024
U.S. Treasury Securities (Mature on 12/12/2024)	1	$292,426,218

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $4,049,229, which consists of interest income on marketable securities held in the Trust Account of $4,223,192 and unrealized gain on marketable securities held in our Trust Account of $11,342, partially offset by formation and operating costs of $185,305.

For the period from January 18, 2024 (inception) through September 30, 2024, we had a net income of $4,613,927, which consists of interest income on marketable securities held in the Trust Account of $4,927,031, partially offset by formation and operating costs of $313,104.

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

For the period from January 18, 2024 (inception) through September 30, 2024, cash used in operating activities was $48,758. Net income of $4,613,927 was affected by payment of formation costs through promissory note of $8,667, payment of operation costs through promissory note of $327,200 and interest earned on marketable securities held in the Trust Account of $4,926,838. Changes in operating assets and liabilities used $71,714 of cash for operating activities.

As of September 30, 2024, we had marketable securities held in the Trust Account of $292,426,838 (including $4,927,031 of interest income) consisting of U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $781,921. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURION ACQUISITION CORP.

Date: November 12, 2024	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Riaan Hodgson
	Name:	Riaan Hodgson
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)