Form 10-Q
period 2025-03-31
Centurion Acquisition Corp.
filed 2025-05-14
CIK 2010930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were an aggregate of 35,937,500 ordinary shares of the registrant issued and outstanding, consisting of 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share.

CENTURION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

Page
Part I. Interim Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from January 18, 2024 (Inception) through March 31, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2024 and for the Period from January 18, 2024 (Inception) through March 31, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2025 and for the Period from January 18, 2024 (Inception) through March 31, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CENTURION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$492,260	$665,430
Prepaid expenses	190,219	133,415
Total current assets	682,479	798,845

Long-term prepaid insurance	23,099	52,380
Cash and marketable securities held in Trust Account	298,855,958	295,805,962
TOTAL ASSETS	$299,561,536	$296,657,187

Liabilities and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$114,052	$109,996
Advances from related parties	10,000	10,000
Due to Sponsor	5,000	5,000
Total current liabilities	129,052	124,996
Deferred underwriting fee payable	13,687,500	13,687,500
TOTAL LIABILITIES	13,816,552	13,812,496

Commitments

Class A Ordinary Shares subject to possible redemption, 28,750,000 shares at redemption value of $10.40 and $10.29 per share as of March 31, 2025 and December 31, 2024, respectively	298,855,958	295,805,962

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,111,693)	(12,961,990)
Total Shareholders’ Deficit	(13,110,974)	(12,961,271)
Total Liabilities and Shareholders’ Deficit	$299,561,536	$296,657,187

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from January 18, 2024 (Inception) through March 31,
	2025	2024
Operating and formation costs	$149,866	$47,487
Loss from operations	(149,866)	(47,487)

Other income
Interest earned on cash and marketable securities held in Trust Account	3,050,159	—
Other income	3,050,159	—

Net income (loss)	$2,900,293	$(47,487)

Weighted average redeemable Class A Ordinary Shares outstanding – basic and diluted	28,750,000	—
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.08	$—

Weighted average non-redeemable Class B Ordinary Shares outstanding – basic and diluted (1)	7,187,500	6,250,000
Basic and diluted net income (loss) per non-redeemable Class B ordinary share	$0.08	$(0.01)

(1)	March 31, 2024 excludes 937,500 Class B Ordinary Shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. On June 12, 2024, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,187,500	$719	$—	$(12,961,990)	$(12,961,271)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,049,996)	(3,049,996)

Net income	—	—	—	—	—	2,900,293	2,900,293

Balance – March 31, 2025	—	$—	7,187,500	$719	$—	$(13,111,693)	$(13,110,974)

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 18, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(47,487)	(47,487)

Balance – March 31, 2024	—	$—	7,187,500	$719	$24,281	$(47,487)	$(22,487)

(1)	Includes 937,500 Class B Ordinary Shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. On June 12, 2024, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Period from January 18, 2024 (Inception) through March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$2,900,293	$(47,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through promissory note	—	8,667
Payment of operating costs through promissory note	—	15,420
Interest earned on marketable securities held in Trust Account	(3,049,996)	—
Changes in operating assets and liabilities:	—	—
Prepaid expenses and other current assets	(27,523)	—
Accounts payable and accrued expenses	4,056	23,400
Net cash used in operating activities	(173,170)	—

Net Change in Cash	(173,170)	—
Cash – Beginning of period	665,430	—
Cash – End of period	$492,260	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid through promissory note - related party	$—	$41,983
Deferred offering included in accrued offering costs	$—	$383,654

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from January 18, 2024 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 10, 2024. On June 12, 2024, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A Ordinary Shares, par value $0.0001 per share, included in the Units being offered the “Public Shares” or the “Class A Ordinary Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 3. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 private placement warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant to Centurion Sponsor LP, a Cayman Islands exempted limited partnership, the Company’s Sponsor (the “Sponsor”), Cantor Fitzgerald & Co., and Odeon Capital Group, LLC (see Note 4).

Transaction costs amounted to $19,519,154 consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee, and $831,654 of other offering costs.

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
MARCH 31, 2025
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

The Class A Ordinary Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Liquidity and Capital Resources

As of March 31, 2025, the Company had $492,260 in its operating bank account and working capital of $553,427.

The Company initially has until June 12, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $492,260 and $665,430 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The marketable securities are classified as trading securities and presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statements of operations. For the three months ended March 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Class A Ordinary Shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At March 31, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption

	Shares	Amount
Gross proceeds	28,750,000	$287,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,150,000)
Class A Ordinary Shares issuance costs	—	(19,421,389)
Plus:
Accretion of carrying value to redemption value	—	28,877,351
Balance - December 31, 2024	28,750,000	295,805,962
Plus:
Accretion of carrying value to redemption value	—	3,049,996
Balance - March 31, 2025	28,750,000	$298,855,958

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) redeemable Class A Ordinary Shares and (ii) non-redeemable Class B Ordinary Shares, par value of $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 28,750,000 Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

Basic and diluted net income (loss) per ordinary share	For the Three Months Ended March 31, 2025		For the Period from January 18, 2024 (Inception) through March 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$2,320,234	$580,059	$—	$(47,487)
Denominator:
Basic and diluted weighted average shares outstanding (1)	28,750,000	7,187,500	—	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$—	$(0.01)

(1)	March 31, 2024 excludes 937,500 Class B Ordinary Shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. On June 12, 2024, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture (Note 6).

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes the full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable Public Warrant. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7). Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 23, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B ordinary shares, par value $0.0001 per share (“Founder Shares” or “Class B Ordinary Shares”), to the Sponsor. On April 29, 2024, the Company affected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding 7,187,500 Founder Shares. All shares and diluted per share data have been retroactively restated.

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

On May 20, 2024, Centurion Sponsor LP transferred 90,000 Founder Shares to each of its three independent directors (30,000 Founder Shares per director) of the Company, at a price of $0.004 per share. Each buyer paid $90 for an aggregate purchase price of $270 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeited the share back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A Ordinary Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation. The directors have agreed to the same terms as the initial shareholders whereby subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

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

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on June 10, 2024, the Company entered into an agreement pursuant to which it will pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2025 and December 31, 2024, the Company accrued $5,000 for these services. For the three months ended March 31, 2025, the Company incurred $30,000 in fees for these services of which such amount is included in the accompanying condensed statement of operations. For the period from January 18, 2024 (inception) through March 31, 2024, the Company did not incur any fees for these services.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. At March 31, 2025 and December 31, 2024, there are no amounts outstanding and no further borrowings are permitted under the promissory note.

Advances from Related Parties

From time to time, the Sponsor or officers and management of the Company may pay certain expenses on behalf of the Company. As of March 31, 2025 and December 31, 2024, $10,000 was outstanding. The advances were non-interest bearing and payable upon demand.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Due to Sponsor

As of March 31, 2025 and December 31, 2024, the Company owed the Sponsor $5,000 related to the Administrative Services Agreement. The amount is due is non-interest bearing and due upon demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 28,750,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares, at par value of $0.0001 each. On January 23, 2024, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 29, 2024, the Company affected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding 7,187,500 Founder Shares. All shares and per share data have been retroactively restated. Prior to the underwriters’ exercise of the over-allotment option, the Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture. Upon the Initial Public Offering, the underwriters fully exercised the over-allotment option resulting in the Founder Shares no longer being subject to forfeiture. At March 31, 2025 and December 31, 2024, there were 7,187,500 Class B Ordinary Shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

At March 31, 2025 and December 31, 2024, substantially all assets held in the Trust Account were comprised of U.S. Treasury securities reported at fair value.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
U.S. Treasury Securities (Mature on 6/12/25 and 12/12/2024, respectively)	1	$298,854,397	$295,804,401

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

NOTE 9. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Period from January 18, 2024 (Inception) through March 31, 2024
Operating and formation costs	$(149,866)	$(47,487)
Interest earned on cash and marketable securities held in Trust Account	$3,050,159	$—

	March 31, 2025	December 31, 2024
Cash and marketable securities held in Trust Account	$298,855,958	$295,805,962

The key metrics included in segment profit or loss reviewed by the CODM are interest earned on cash and marketable securities held in Trust Account and operating and formation costs. The CODM reviews interest earned on cash and marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Operating and formation costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $2,900,293, which consists of interest income on marketable securities held in the Trust Account of $3,050,159 partially offset by formation and operating costs of $149,866.

For the period from January 18, 2024 (inception) through March 31, 2024, we had a net loss of $47,487, which consists of formation and operating costs.

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

For the three months ended March 31, 2025, cash used in operating activities was $173,170. Net income of $2,900,293 was affected by interest earned on marketable securities held in the Trust Account of $3,049,996. Changes in operating assets and liabilities used $23,467 of cash for operating activities.

For the period from January 18, 2024 (inception) through March 31, 2024, cash used in operating activities was $0. Net loss of $47,487 was affected by payments of formation costs through a promissory note of $8,667 and payments of operation costs through a promissory note of $15,420. Changes in operating assets and liabilities provided $23,400 of cash for operating activities.

As of March 31, 2025, we had cash and marketable securities held in the Trust Account of $298,855,958 consisting of U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $492,260. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Form 10-Q. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

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

CENTURION ACQUISITION CORP.

Date: May 14, 2025	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Riaan Hodgson
	Name:	Riaan Hodgson
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)