Form 10-Q
period 2025-06-30
Centurion Acquisition Corp.
filed 2025-08-08
CIK 2010930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were an aggregate of 35,937,500 ordinary shares of the registrant issued and outstanding, consisting of 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share.

CENTURION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Interim Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Three Months Ended June 30, 2024 and for the Period from January 18, 2024 (Inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit Three and Six Months Ended June 30, 2025 and for the Three Months Ended June 30, 2024 and for the Period from January 18, 2024 (Inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from January 18, 2024 (Inception) through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CENTURION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$423,168	$665,430
Prepaid expenses	156,596	133,415
Total current assets	579,764	798,845

Long-term prepaid insurance	—	52,380
Marketable securities and cash held in Trust Account	302,037,539	295,805,962
TOTAL ASSETS	$302,617,303	$296,657,187

Liabilities and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$123,664	$109,996
Advances from related parties	10,000	10,000
Due to Sponsor	5,000	5,000
Total current liabilities	138,664	124,996
Deferred underwriting fee payable	13,687,500	13,687,500
TOTAL LIABILITIES	13,826,164	13,812,496

Commitments

Class A Ordinary Shares subject to possible redemption, 28,750,000 shares at redemption value of $10.51 and $10.29 per share as of June 30, 2025 and December 31, 2024, respectively	302,037,539	295,805,962

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,247,119)	(12,961,990)
Total Shareholders’ Deficit	(13,246,400)	(12,961,271)
Total Liabilities and Shareholders’ Deficit	$302,617,303	$296,657,187

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from January 18, 2024 (Inception) through June 30, 2024
Operating and formation costs	$135,546	$80,312	$285,412	$127,799
Loss from operations	(135,546)	(80,312)	(285,412)	(127,799)

OTHER INCOME
Dividends and interest earned on marketable securities and cash held in Trust Account	3,181,701	692,497	6,231,860	692,497
Total other income	3,181,701	692,497	6,231,860	692,497

NET INCOME	$3,046,155	$612,185	$5,946,448	$564,698

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	28,750,000	6,002,747	28,750,000	3,001,374
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.05	$0.17	$0.06
Weighted average shares outstanding, Class B non-redeemable ordinary shares	7,187,500	6,445,742	7,187,500	6,347,871
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$0.05	$0.17	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,187,500	$719	$—	$(12,961,990)	$(12,961,271)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,049,996)	(3,049,996)

Net income	—	—	—	—	—	2,900,293	2,900,293

Balance – March 31, 2025	—	$—	7,187,500	$719	$—	$(13,111,693)	$(13,110,974)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,181,581)	(3,181,581)

Net income	—	—	—	—	—	3,046,155	3,046,155

Balance – June 30, 2025	—	$—	7,187,500	$719	$—	$(13,247,119)	$(13,246,400)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 18, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(47,487)	(47,487)

Balance – March 31, 2024	—	$—	7,187,500	$719	$24,281	$(47,487)	$(22,487)

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,150,000	—	1,150,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(97,765)	—	(97,765)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(8,076,516)	(13,187,370)	(21,263,886)

Net income	—	—	—	—	—	612,185	612,185

Balance – June 30, 2024	—	$—	7,187,500	$719	$—	$(12,622,672)	$(12,621,953)

(1)	Includes 937,500 Class B Ordinary Shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. On June 12, 2024, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Period from January 18, 2024 (Inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income	$5,946,448	$564,698
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note	—	8,667
Payment of operating costs through promissory note	—	327,200
Dividends and interest earned on marketable securities and cash held in Trust Account	(6,231,577)	(703,839)
Unrealized loss on investments held in Trust Account	—	11,342
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	29,199	(229,598)
Accounts payable and accrued expenses	13,668	1,450
Due to Sponsor	—	5,000
Net cash used in operating activities	(242,262)	(15,080)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	7,000,000
Repayment of promissory note - related party	—	(1,109,683)
Payment of offering costs	—	(59,638)
Net cash provided by financing activities	—	288,330,679

Net Change in Cash	(242,262)	815,599
Cash – Beginning of period	665,430	—
Cash – End of period	$423,168	$815,599

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note - related party	$—	$747,016
Prepaid expenses paid by Sponsor	$—	$26,800
Deferred underwriting fee payable	$—	$13,687,500
Offering costs charged to Deficit	$—	$23,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 18, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on June 12, 2024, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account (the “Trust Account”) and will be held as cash or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (June 12, 2026) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time in its own discretion, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement or whether the Company was deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under U.S. Securities and Exchange Commission (“SEC”) rules). The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, if any), divided by the number of then outstanding Public Shares, subject to certain limitations. The amount in the Trust Account was initially $10.00 per Public Share.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Liquidity and Capital Resources

As of June 30, 2025, the Company had $423,168 in its operating bank account and working capital of $441,100.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company initially has until June 12, 2026, to consummate the initial Business Combination (assuming no extensions). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $423,168 and $665,430 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Marketable Securities and Cash Held in Trust Account

At June 30, 2025 assets held in the Trust Account were held in money market funds invested in U.S. treasury securities and at December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The marketable securities are classified as trading securities and presented at fair value on the condensed balance sheets. Dividends from the money market funds and gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the condensed statements of operations. The Company has not withdrawn any dividends or interest earned on the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At June 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption

	Shares	Amount
Gross proceeds	28,750,000	$287,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,150,000)
Class A Ordinary Shares issuance costs	—	(19,421,389)
Plus:
Accretion of carrying value to redemption value	—	28,877,351
Balance - December 31, 2024	28,750,000	295,805,962
Plus:
Accretion of carrying value to redemption value	—	3,049,996
Balance – March 31, 2025	28,750,000	$298,855,958
Plus:
Accretion of carrying value to redemption value	—	3,181,581
Balance - June 30, 2025	28,750,000	$302,037,539

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) redeemable Class A Ordinary Shares and (ii) non-redeemable Class B Ordinary Shares, par value of $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025		2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,436,924	$609,231	$4,757,158	$1,189,290
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.17	$0.17

	For the Three Months Ended June 30,		For the Period from January 18, 2024 (Inception) through June 30,
	2024		2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$295,200	$316,985	$181,284	$383,414
Denominator:
Basic and diluted weighted average shares outstanding	6,002,747	6,445,742	3,001,374	6,347,871
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.06	$0.06

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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
JUNE 30, 2025
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
JUNE 30, 2025
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
JUNE 30, 2025
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

On May 20, 2024, Centurion Sponsor LP transferred 90,000 Founder Shares to each of its three independent directors (30,000 Founder Shares per director) of the Company, at a price of $0.004 per share. Each buyer paid $90 for an aggregate purchase price of $270 in consideration of the assignment of shares and on June 9, 2025, Centurion Sponsor LP transferred 30,000 Founder Shares to a fourth independent directors of the Company, at a price of $0.003 per share or $90 in the aggregate. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the share back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A Ordinary Shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation. The directors have agreed to the same terms as the initial shareholders whereby subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

The sale of the Founder Shares to the Company’s directors and director’s nominees by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 shares granted to the Company’s directors and director nominees on May 20, 2024 was $36,900 or $0.41 per share and the fair value of the 30,000 shares granted to the Company’s director on June 9, 2025 was $59,400 or $1.98 per share.

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on June 10, 2024, the Company entered into an agreement pursuant to which it will pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2025 and December 31, 2024, the Company accrued $5,000 for these services. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $60,000 in fees for these services of which such amount is included in the accompanying condensed statements of operations, respectively. For the three months ended June 30, 2024 and for the period from January 18, 2024 (inception) through June 30, 2024, the Company incurred $5,000 in fees for these services of which such amount is included in the accompanying condensed statements of operations.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Due to Sponsor

As of June 30, 2025 and December 31, 2024, the Company owed the Sponsor $5,000 related to the Administrative Services Agreement. The amount is due is non-interest bearing and due upon demand.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. At June 30, 2025 and December 31, 2024, there are no amounts outstanding and no further borrowings are permitted under the promissory note.

Advances from Related Parties

From time to time, the Sponsor or officers and management of the Company may pay certain expenses on behalf of the Company. As of June 30, 2025 and December 31, 2024, $10,000 was outstanding. The advances were non-interest bearing and payable upon demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement executed on the effective date of the registration statement on Form S-1 filed with the SEC in connection with the Initial Public Offering (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 28,750,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares, at par value of $0.0001 each. On January 23, 2024, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 29, 2024, the Company affected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding 7,187,500 Founder Shares. All shares and per share data have been retroactively restated. Prior to the underwriters’ exercise of the over-allotment option, the Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture. Upon the Initial Public Offering, the underwriters fully exercised the over-allotment option resulting in the Founder Shares no longer being subject to forfeiture. At June 30, 2025 and December 31, 2024, there were 7,187,500 Class B Ordinary Shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

At June 30, 2025 assets held in the Trust Account were held in money market funds invested in U.S. treasury securities and at December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The investments held in the Trust Account are classified as trading securities and presented at fair value on the condensed balance sheets.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
U.S. Treasury Securities	1	$302,037,539	$—
U.S. Treasury Bills (Matures on 6/12/25)	1	$—	$295,804,401

The Founder Shares issued to the director on June 9, 2025 were valued using a Monte Carlo model. The following criteria presents the quantitative information regarding market assumptions used in the Founder Share valuations:

June 9, 2025
Volatility	3.10%
Risk free rate	4.10%
Underlying stock price	$10.59
Public warrant price	$0.30
Exercise price of warrants	$11.50
Remaining term of warrants (years)	6.01

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from January 18, 2024 (inception) through June 30, 2024
Operating and formation costs	$135,546	$80,312	$285,412	$127,799
Dividends and interest earned on marketable securities and cash held in Trust Account	$3,181,701	$692,497	$6,231,860	$692,497

	June 30, 2025	December 31, 2024
Marketable securities and cash held in Trust Account	$302,037,539	$295,805,962

The key metrics included in segment profit or loss reviewed by the CODM are dividends and interest earned on marketable securities and cash held in Trust Account and operating and formation costs. The CODM reviews dividends and interest earned on marketable securities and cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Operating and formation costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On June 9, 2025, the Company’s board of directors (the “Board”) appointed Thomas Vu to serve on the Board. In connection with Mr. Vu’s onboarding, the Company entered into an indemnity agreement (the “Indemnity Agreement”) with Mr. Vu, pursuant to which the Company has agreed to provide contractual indemnification against liabilities that may arise by reason of his respective service on the Board, and to advance expenses incurred as a result of any proceeding against him as to which he could be indemnified. In addition, Mr. Vu joined the Letter Agreement, by entering into a joinder to the Letter Agreement. The Company also entered into a joinder to the registration rights agreement, dated June 10, 2024, entered into by and between the Company and each of its other directors and the other parties thereto in connection with the Company’s public offering (the “Registration Rights Agreement”). In connection with his appointment as a director of the Company, Mr. Vu received 30,000 founder shares from the Sponsor.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $3,046,155, which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $3,181,701 partially offset by formation and operating costs of $135,546.

For the three months ended June 30, 2024, we had a net income of $612,185, which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $692,497 offset by formation and operating costs of $80,312.

For the six months ended June 30, 2025, we had a net income of $5,946,448, which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $6,231,860 partially offset by formation and operating costs of $285,412.

For the period from January 18, 2024 (inception) through June 30, 2024, we had a net income of $564,698, which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $692,497 partially offset by formation and operating costs of $127,799.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred $19,519,154 in Initial Public Offering related costs, including $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees, and $831,654 of other costs.

For the six months ended June 30, 2025, cash used in operating activities was $242,262. Net income of $5,946,448 was affected by dividends and interest earned on marketable securities and cash held in the Trust Account of $6,231,577. Changes in operating assets and liabilities provided $42,867 of cash for operating activities.

For the period from January 18, 2024 (inception) through June 30, 2024, cash used in operating activities was $15,080. Net income of $564,698 was affected by payment of formation costs through promissory note of $8,667, payment of operation costs through promissory note of $327,200 and interest earned on marketable securities held in the Trust Account of $692,497. Changes in operating assets and liabilities used $223,148 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $302,037,539 consisting of U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw dividends and interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $423,168. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Recent Developments

On June 9, 2025, the Company’s board of directors (the “Board”) appointed Thomas Vu to serve on the Board. In connection with Mr. Vu’s onboarding, the Company entered into an indemnity agreement (the “Indemnity Agreement”) with Mr. Vu, pursuant to which the Company has agreed to provide contractual indemnification against liabilities that may arise by reason of his respective service on the Board, and to advance expenses incurred as a result of any proceeding against him as to which he could be indemnified. In addition, Mr. Vu joined the Letter Agreement, by entering into a joinder to the Letter Agreement. The Company also entered into a joinder to the registration rights agreement, dated June 10, 2024, entered into by and between the Company and each of its other directors and the other parties thereto in connection with the Company’s public offering (the “Registration Rights Agreement”). In connection with his appointment as a director of the Company, Mr. Vu received 30,000 founder shares from the Sponsor.

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

CENTURION ACQUISITION CORP.

Date: August 8, 2025	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Riaan Hodgson
	Name:	Riaan Hodgson
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)