Form 10-Q
period 2025-09-30
Centurion Acquisition Corp.
filed 2025-11-13
CIK 2010930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were an aggregate of 35,937,500 ordinary shares of the registrant issued and outstanding, consisting of 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share.

CENTURION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Interim Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from January 18, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from January 18, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from January 18, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CENTURION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$226,905	$665,430
Prepaid expenses	111,709	133,415
Total current assets	338,614	798,845

Long-term prepaid insurance	—	52,380
Marketable securities and cash held in Trust Account	305,202,718	295,805,962
TOTAL ASSETS	$305,541,332	$296,657,187

Liabilities and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$74,538	$109,996
Advances from related parties	6,081	10,000
Due to Sponsor	25,000	5,000
Total current liabilities	105,619	124,996
Deferred underwriting fee payable	13,687,500	13,687,500
TOTAL LIABILITIES	13,793,119	13,812,496

Commitments

Class A Ordinary Shares subject to possible redemption, 28,750,000 shares at redemption value of $10.62 and $10.29 per share as of September 30, 2025 and December 31, 2024, respectively	305,202,718	295,805,962

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,455,224)	(12,961,990)
Total Shareholders’ Deficit	(13,454,505)	(12,961,271)
Total Liabilities and Shareholders’ Deficit	$305,541,332	$296,657,187

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period from January 18, 2024 (Inception) through September 30, 2024
Operating and formation costs	$208,203	$185,305	$493,615	$313,104
Loss from operations	(208,203)	(185,305)	(493,615)	(313,104)

OTHER INCOME
Dividends and interest earned on marketable securities and cash held in Trust Account	3,165,277	4,234,534	9,397,137	4,927,031
Total other income	3,165,277	4,234,534	9,397,137	4,927,031

NET INCOME	$2,957,074	$4,049,229	$8,903,522	$4,613,927

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	28,750,000	28,750,000	28,750,000	12,417,315
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.11	$0.25	$0.24
Weighted average shares outstanding, Class B non-redeemable ordinary shares	7,187,500	7,187,500	7,187,500	6,654,912
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$0.11	$0.25	$0.24

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,187,500	$719	$—	$(12,961,990)	$(12,961,271)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,049,996)	(3,049,996)

Net income	—	—	—	—	—	2,900,293	2,900,293

Balance – March 31, 2025	—	$—	7,187,500	$719	$—	$(13,111,693)	$(13,110,974)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,181,581)	(3,181,581)

Net income	—	—	—	—	—	3,046,155	3,046,155

Balance – June 30, 2025	—	$—	7,187,500	$719	$—	$(13,247,119)	$(13,246,400)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,165,179)	(3,165,179)

Net income	—	—	—	—	—	2,957,074	2,957,074

Balance – September 30, 2025	—	$—	7,187,500	$719	$—	$(13,455,224)	$(13,454,505)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 18, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(47,487)	(47,487)

Balance – March 31, 2024	—	$—	7,187,500	$719	$24,281	$(47,487)	$(22,487)

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,150,000	—	1,150,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(97,765)	—	(97,765)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(8,076,516)	(13,187,370)	(21,263,886)

Net income	—	—	—	—	—	612,185	612,185

Balance – June 30, 2024	—	$—	7,187,500	$719	$—	$(12,622,672)	$(12,621,953)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	―	(4,234,341)	(4,234,341)

Net income	—	—	—	—	—	4,049,229	4,049,229

Balance – September 30, 2024	—	$—	7,187,500	$719	$—	$(12,807,784)	$(12,807,065)

(1)	Includes 937,500 Class B Ordinary Shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. On June 12, 2024, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Period from January 18, 2024 (Inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income	$8,903,522	$4,613,927
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note	—	8,667
Payment of operating costs through promissory note	—	327,200
Dividends and interest earned on marketable securities and cash held in Trust Account	(9,396,756)	(4,926,838)
Unrealized loss on investments held in Trust Account	—	―
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	74,086	(200,416)
Accounts payable and accrued expenses	(35,458)	99,618
Advances from related parties	(3,919)	24,084
Due to Sponsor	20,000	5,000
Net cash used in operating activities	(438,525)	(48,758)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	7,000,000
Repayment of promissory note - related party	—	(1,109,683)
Payment of offering costs	—	(59,638)
Net cash provided by financing activities	—	288,330,679

Net Change in Cash	(438,525)	781,921
Cash – Beginning of period	665,430	—
Cash – End of period	$226,905	$781,921

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note - related party	$—	$747,016
Prepaid expenses paid by Sponsor	$—	$26,800
Deferred underwriting fee payable	$—	$13,687,500
Offering costs charged to shareholders’ deficit	$—	$23,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 18, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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
SEPTEMBER 30, 2025
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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Liquidity and Capital Resources

As of September 30, 2025, the Company had $226,905 in its operating bank account and working capital of $232,995.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company initially has until June 12, 2026, to consummate the initial Business Combination (assuming no extensions). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $226,905 and $665,430 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Marketable Securities and Cash Held in Trust Account

At September 30, 2025 assets held in the Trust Account were held in money market funds invested in U.S. treasury securities and at December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The marketable securities are classified as trading securities and presented at fair value on the condensed balance sheets. Dividends from the money market funds and gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the condensed statements of operations. The Company has not withdrawn any dividends or interest earned on the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At September 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption

	Shares	Amount
Gross proceeds	28,750,000	$287,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,150,000)
Class A Ordinary Shares issuance costs	—	(19,421,389)
Plus:
Accretion of carrying value to redemption value	—	28,877,351
Balance - December 31, 2024	28,750,000	295,805,962
Plus:
Accretion of carrying value to redemption value	—	3,049,996
Balance – March 31, 2025	28,750,000	$298,855,958
Plus:
Accretion of carrying value to redemption value	—	3,181,581
Balance - June 30, 2025	28,750,000	$302,037,539
Plus:
Accretion of carrying value to redemption value	—	3,165,179
Balance - September 30, 2025	28,750,000	$305,202,718

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025		2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,365,659	$591,415	$7,122,818	$1,780,704
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.25	$0.25

	For the Three Months Ended September 30,		For the Period from January 18, 2024 (Inception) through September 30,
	2024		2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,239,383	$809,846	$3,003,980	$1,609,947
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	12,417,315	6,654,912
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.24	$0.24

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Services Agreement

Commencing on June 10, 2024, the Company entered into an agreement pursuant to which it will pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2025 and December 31, 2024, the Company accrued $25,000 for these services. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $90,000 in fees for these services of which such amount is included in the accompanying condensed statements of operations, respectively For the three months ended September 30, 2024 and for the period from January 18, 2024 (inception) through September 30, 2024, the Company incurred $30,000 and $35,000 in fees for these services, respectively, of which such amount is included in the accompanying condensed statements of operations.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Due to Sponsor

As of September 30, 2025 and December 31, 2024, the Company owed the Sponsor $25,000 and $5,000, respectively, related to the Administrative Services Agreement. The amount is due is non-interest bearing and due upon demand.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. At September 30, 2025 and December 31, 2024, there are no amounts outstanding and no further borrowings are permitted under the promissory note.

Advances from Related Parties

From time to time, the Sponsor or officers and management of the Company may pay certain expenses on behalf of the Company. As of September 30, 2025 and December 31, 2024, $6,081 and $10,000, respectively, was outstanding. The advances were non-interest bearing and payable upon demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Units to cover over-allotment. On June 12, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), and were paid at the close of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, $13,687,500 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 28,750,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares, at par value of $0.0001 each. On January 23, 2024, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 29, 2024, the Company affected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding 7,187,500 Founder Shares. All shares and per share data have been retroactively restated. Prior to the underwriters’ exercise of the over-allotment option, the Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture. Upon the Initial Public Offering, the underwriters fully exercised the over-allotment option resulting in the Founder Shares no longer being subject to forfeiture. At September 30, 2025 and December 31, 2024, there were 7,187,500 Class B Ordinary Shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

At September 30, 2025, assets held in the Trust Account were held in money market funds invested in U.S. treasury securities and at December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The investments held in the Trust Account are classified as trading securities and presented at fair value on the condensed balance sheets.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
U.S. Treasury Securities	1	$305,202,718	$—
U.S. Treasury Bills (Matures on 6/12/25)	1	$—	$295,804,401

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned value. As the warrants were determined to be classified as equity instruments, the warrants are not periodically revalued to fair value.

At the date of the Initial Public Offering, June 12, 2024, the fair value of the Public Warrants was determined to be $1,150,000.

The Public Warrants were valued using a Monte Carlo model and the valuation is considered a Level 3 valuation.

The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

June 12, 2024
Market price of public stock	$10.00
Term (years)	7.0
Risk-free rate	4.4%
Volatility	7.2%

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period from January 18, 2024 (inception) through September 30, 2024
Operating and formation costs	$208,203	$185,305	$493,615	$313,104
Dividends and interest earned on marketable securities and cash held in Trust Account	$3,165,277	$4,234,534	$9,397,137	$4,927,031

	September 30, 2025	December 31, 2024
Marketable securities and cash held in Trust Account	$305,202,718	$295,805,962

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,957,074, which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $3,165,277 partially offset by formation and operating costs of $208,203.

For the three months ended September 30, 2024, we had net income of $4,049,229, which consists of interest income on marketable securities held in the Trust Account of $4,223,192 and unrealized gain on marketable securities held in our Trust Account of $11,342, partially offset by formation and operating costs of $185,305.

For the six months ended September 30, 2025, we had net income of $8,903,522 , which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $9,397,137 partially offset by formation and operating costs of $493,615.

For the period from January 18, 2024 (inception) through September 30, 2024, we had net income of $4,613,927, which consists of interest income on marketable securities held in the Trust Account of $4,927,031, partially offset by formation and operating costs of $313,104.

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

For the nine months ended September 30, 2025, cash used in operating activities was $438,525. Net income of $8,903,522 was affected by dividends and interest earned on marketable securities and cash held in the Trust Account of $9,396,756. Changes in operating assets and liabilities provided $54,709 of cash for operating activities.

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

As of September 30, 2025, we had marketable securities held in the Trust Account of $305,202,718 consisting of U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw dividends and interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $226,905. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

CENTURION ACQUISITION CORP.

Date: November 13, 2025	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Riaan Hodgson
	Name:	Riaan Hodgson
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)