Form 10-K
period 2025-12-31
Centurion Acquisition Corp.
filed 2026-03-12
CIK 2010930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 209-6126

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, par value $0.0001 per share, and one-half of one redeemable warrant	ALFUU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	ALF	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	ALFUW	The Nasdaq Stock Market LLC

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

On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price for the registrant’s units on June 30, 2025, as reported on The Nasdaq Stock Market LLC of $10.52, was $302,450,000.

As of March 12, 2026, there were an aggregate of 35,937,500 ordinary shares of the registrant issued and outstanding, consisting of 28,750,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest and increased volatility in the debt and equity markets, may have on our ability to consummate an initial Business Combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders (as defined below) may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares (as defined below) will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial Business Combination within the duration of the Completion Window (as defined below) may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest and volatility in the debt and equity markets.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor (as defined below), directors, officers, and their affiliates may elect to purchase shares or warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares (as defined below) in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination or force us to abandon our efforts to complete an initial Business Combination.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination even if the Business Combination causes the trading price of our ordinary shares to materially decline.

●	The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	If the net proceeds of our IPO and the sale of the Private Placement Warrants (each as defined below) not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	An investment in our securities may result in uncertain U.S. federal income tax consequences.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders or warrant holders.

●	The 1% US federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

●	In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

●	Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and uncertain.

Part I

Item 1. Business

References in this Form 10-K to “we,” “us,” “our” or the “Company” refer to Centurion Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors.

Introduction

We are a blank check company incorporated on January 18, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have 24 months from the closing of our initial public offering (“IPO” or “Initial Public Offering”), or until such earlier liquidation date as our board of directors may approve (the “Completion Window”) to complete our initial Business Combination.

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

Prior to the consummation of the IPO, on January 23, 2024, our Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On April 29, 2024, the Company affected a share capitalization of 1,437,500 Founder Shares, resulting in our Sponsor holding 7,187,500 Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the IPO. Please see “Item. 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for more information on the number of Founder Shares our Sponsor and our other initial shareholders hold.

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

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

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

Please see “Item 1A. Risk Factors - If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Ordinary Shares or Public Warrants.”

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

Our initial shareholders own 20% of our outstanding ordinary shares. Our initial shareholders and management team also may from time-to-time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of at least a majority of the voted at such meeting of the company. As a result, in addition to our initial shareholders’ Founder Shares, we would need 10,781,250 or 37.5% of the 28,750,000 Public Shares sold in our IPO to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination requires a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

In the event that our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

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

As of December 31, 2025, $100,985 was available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the Completion Window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercisability and exercise price. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

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

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial Business Combination, only holders of our Founder Shares will have the right to vote to continue the company in a jurisdiction outside the Cayman Islands. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our ordinary shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination.

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

Our Sponsor owns approximately 19.6% of our issued and outstanding ordinary shares. Our sponsor is exclusively “controlled” for CFIUS purposes by Mr. Gomberg, who is a U.S. citizen, and thus we do not believe that our sponsor is a “foreign person” as defined in the CFIUS regulations. However, it is possible that non-U.S. persons could be involved in our initial Business Combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial Business Combination becomes subject to regulatory review, including review by CFIUS. As such, an initial Business Combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial Business Combination, impose conditions with respect to such initial Business Combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership. The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial Business Combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial Business Combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

Prior to our IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial Business Combination, when the Founder Shares are converted into Class A Ordinary Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our initial Business Combination assuming that our equity value at that time is $273,812,500 (following payment of $13,687,500 of deferred underwriting commissions), which is the amount we would have for our initial Business Combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account and no Public Shares are redeemed in connection with our initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the Business Combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $7.62 per share upon consummation of our initial Business Combination, which is a 23.8% decrease as compared to the initial implied value per Public Share (after taking into consideration the payment of the deferred underwriting commission) of $10.00.

Public Shares	28,750,000
Founder Shares	7,187,500
Total shares	35,937,500
Total funds in trust available for initial Business Combination (after payment of deferred underwriting commissions)	$273,812,500
Initial implied value per Public Share	$10.00
Implied value per share upon consummation of initial Business Combination	$7.62

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.

As a result of the IPO, our Sponsor has invested in us an aggregate of $4,525,000, comprised of the $25,000 purchase price for the Founder Shares and the $4,500,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 7,187,500 Founder Shares would have an aggregate implied value of $70,187,500. Even if the trading price of our ordinary shares were as low as $0.63 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors and the members of our advisory board. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

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

On January 23, 2024, our Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of our expenses, for which we issued 5,750,000 Founders Shares to our Sponsor. On April 29, 2024, we affected a share capitalization of 1,437,500 Founder Shares, resulting in our Sponsor holding 7,187,500 Founder Shares. Prior to the initial investment in the Company of $25,000 by our Sponsor, we had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash paid to the Company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation at the time that the total size of the IPO would be a maximum of 28,750,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. Please see “Item. 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for more information on the number of Founder Shares our Sponsor and our other initial shareholders hold.

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

The non-managing Sponsor investors are not required to (i) hold any units, Class A Ordinary Shares or Public Warrants they purchased in the IPO or thereafter for any amount of time, (ii) vote any Class A Ordinary Shares they may own at the applicable time in favor of our initial Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial Business Combination. The non-managing Sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A Ordinary Shares underlying the Units they may purchased in the IPO as the rights afforded to our other Public Shareholders.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within the Completion Window, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination within the Completion Window for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Shareholders may be forced to wait beyond the Completion Window before they receive funds from our Trust Account. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A Ordinary Shares, and Public Warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We registered the Class A Ordinary Shares issuable upon exercise of the warrants in the registration statement for our IPO because the warrants will become exercisable 30 days after the completion of our initial Business Combination. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial Business Combination under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a post- effective amendment to the registration statement for our IPO, or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per Class A Ordinary Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination (net of redemptions), and (iii) the  volume weighted average trading price of the Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) of our Class A Ordinary Shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in Exhibit 4.5 “Description of Securities” to this Form 10-K will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

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

We issued warrants to purchase 14,375,000 Class A Ordinary Shares in connection with the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 7,000,000 Private Placement Warrants, at $1.00 per warrant. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans (as described below in “Item 13. Certain Relationships and Related Party Loans and Director Independence”), such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant.

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

Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial Business Combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

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

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our IPO, the allocation an investor makes with respect to the purchase price of a unit between the Class A Ordinary Share and the one-half of one warrant included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our IPO is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. Holder’s (as defined in section of the IPO registration statement titled “Taxation - United States Federal Income Tax Considerations - U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section of our IPO registration statement titled “Taxation - United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Investors are urged to consult their own tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its holders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. In June of 2024, the Treasury and IRS issued final Treasury regulations on the reporting and payment of the Excise Tax. In November of 2025, the Treasury and IRS issued final Treasury regulations on the computation of the Excise Tax.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and before we make filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A Ordinary Shares, and Public Warrants are listed on Nasdaq under the symbols “ALFUU,” “ALF” and “ALFUW”, respectively.

Holders

As of March 12, 2026, there was 1 holder of record of our Units, 1 holder of record of our Class A Ordinary Shares, 4 holders of record of our Class B ordinary shares, and 4 holders of record of our warrants.

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

Overview

We are a blank check company incorporated in the Cayman Islands on January 18, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $11,742,335, which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $12,368,584 partially offset by formation and operating costs of $626,249.

For the period from January 18, 2024 (inception) through December 31, 2024, we had a net income of $7,838,845, which consists of interest income on marketable securities held in the Trust Account of $8,306,337 partially offset by formation and operating costs of $467,492.

Liquidity, Capital Resources and Going Concern

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

For the year ended December 31, 2025, cash used in operating activities was $564,445. Net income of $11,742,335 was affected by dividends and interest earned on marketable securities and cash held in the Trust Account of $12,368,165. Changes in operating assets and liabilities provided $61,385 of cash for operating activities.

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

As of December 31, 2025, we had marketable securities held in the Trust Account of $308,174,127 consisting of U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw dividends and interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $100,985. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. A projected working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. We initially have until June 12, 2026 to consummate the initial Business Combination (assuming no extensions). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 12, 2026.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting were effective as of December 31, 2025.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

NAME	AGE	POSITION
Mark Gerhard	49	Chief Executive Officer and Director
Riaan Hodgson	56	Chief Operating Officer and Director
David Gomberg	53	President and Director
Mickie Rosen	58	Director
Michael Jesselson	74	Director
Robert Foresman	57	Director
Thomas Vu	47	Director

Mark Gerhard, 49, has been our Chief Executive Officer and a Director since January 2024. Mr. Gerhard served as the Chief Executive Officer and a Director of Ascendant Digital Acquisition Corp. III (“Ascendant III”) from January 2021 until its dissolution in February 2023. Mr. Gerhard served as the Chief Executive Officer and a director of Ascendant Digital Acquisition Corp. (“Ascendant I”) from March 2020 until its business combination with MarketWise in July 2021. He currently serves as the Chairman of Pulsiv Ltd, a deep technology company disrupting power electronics, a director of Build a Rocket Boy, an innovative video game and technology developer and publisher, and Chief Executive Officer and Chief Technical Officer of JustWontDie Ltd, a video game developer and publisher, where he has also served as a director since January 2020. Mr. Gerhard has been a director of Cambridge Venture Partners since October 2004, where he acts as an investor and advisor, focusing on technology and video games. He has also served as the Vice Chairman of TIGA, the United Kingdom’s trade body for video game developers and publishers, since 2013. Previously, Mr. Gerhard was a director and member of the Audit, Nominating and Corporate Governance and Compensation Committees for MarketWise from July 2021 to November 2023. He also served as Chairman of the board of directors and Chair of the Nominating and Corporate Governance Committee from May 2023 to November 2023. Mr. Gerhard was also the Chief Executive Officer and Chief Technical Officer of Beauty Labs International Ltd, a technology company that provides AI applications for beauty brands from December 2019 until August 2021. Previously, Mr. Gerhard was the Chief Executive Officer and Chief Technical Officer of Disruptional Ltd (f/k/a PlayFusion Ltd) until its voluntary liquidation in 2022, following the sale of its subsidiary. From February 2008 to January 2015, Mr. Gerhard was the Chief Executive Officer and Chief Technical Officer of Jagex Game Studios, the makers of RuneScape. We believe Mr. Gerhard is qualified to serve on our board of directors because of his extensive experience in the artificial intelligence industry and deep tech technologies.

Riaan Hodgson, 56, has been our Chief Operating Officer and a Director since January 2024. Mr. Hodgson served as the Chief Operating Officer and a Director of Ascendant III from January 2021 until its dissolution in February 2023. Mr. Hodgson served as the Chief Operating Officer and a director of Ascendant I from March 2020 until its business combination with MarketWise in July 2021. Mr. Hodgson currently serves as the Chief Operating Officer and Chief Financial Officer of JustWontDie Ltd, a games developer and publisher, and has been a director since January 2020. He has also been a director of Cambridge Venture Partners since January 2015, where he acts as an investor and advisor, focusing on technology and games. Previously, Mr. Hodgson was a Director and Chair of the Audit Committee of Marketwise from July 2021 to November 2023. Prior to that, he was a director of Ascendant Acquisition Corp from March 2020 to July 2021. Mr. Hodgson was also the Chief Operating Officer and Chief Financial Officer of BeautyLabs International Ltd, a technology company that provides AI applications for beauty brands, from December 2019 until August 2021. Previously, Mr. Hodgson was the Chief Operating Officer and Chief Financial Officer of Disruptional Ltd (f/k/a PlayFusion Ltd) until its voluntary liquidation in 2022, following the sale of its subsidiary. From April 2008 to January 2015, Mr. Hodgson was the Chief Operating Officer and Chief Financial Officer of Jagex Game Studios, the maker of RuneScape. Mr. Hodgson is a chartered accountant, who trained with Ernst & Young and has finance and commerce degrees from North-West University. We believe Mr. Hodgson is qualified to serve on our board of directors because of his finance experience in the technology industry.

David Gomberg, 53, has been our President and a Director since January 2024. Mr. Gomberg served as President and a Director of Ascendant III from January 2021 until its dissolution in February 2023. Mr. Gomberg served as the President and a director of Ascendant I from March 2020 until its business combination with MarketWise in July 2021. Mr. Gomberg served as Co-Founder of Beauty Labs International Ltd and Disruptional Ltd (f/k/a PlayFusion Ltd) from 2019 to 2021, and 2015 to 2022, respectively. Disruptional Ltd was voluntarily liquidated in 2022 following the sale of its subsidiary. Additionally, in 2019, Mr. Gomberg co-founded JustWontDie Ltd, a games developer and publisher. He has also been the Co-Founder and Chief Executive Officer of Lazoo Worldwide Inc., a developer of transmedia properties and mobile applications, since January 2010. Mr. Gomberg was previously the Chief Web Officer of Bunk1.com, a provider of web services for summer camps, and the Vice President of Nextoy, where he conceived, marketed and licensed products to global toy companies. Mr. Gomberg has over 20 years in the digital entertainment industry. Mr. Gomberg received a B.A. degree from Duke University in 1995. We believe Mr. Gomberg is qualified to serve on our board of directors due to his vast experience in the digital entertainment industry.

Mickie Rosen, 58, has served on our board of directors since June 10, 2024. Ms. Rosen has been a principal at Mickie Rosen Consulting since October 2013, where she advises and serves on the boards of early, growth, and public companies. She has served as a director of the Bank of Queensland (ASX: BOQ) since March 2021 where she serves as the chair of the transformation and technology committee and as a member of the audit, risk, people, culture and remuneration, and nominating and corporate governance committees. She is also a director of Nine Entertainment Co. (ASX: NEC) and a member of the nominating and corporate governance committee since March 2017 and has served on the audit committee since June 2024 and the people and culture committee since December 2025. Prior, Ms. Rosen served as a director of Domain Holdings Australia Limited (ASX: DHG) from September 2024 until its acquisition in August 2025 and served as a director of FaZe Clan (Nasdaq: FAZE) from July 2022 until its acquisition in March 2024 where she was a member of the audit and nominating and corporate governance committees. She was also a director of Ascendant III from November 2021 to February 2023, Ascendant I from July 2020 until its business combination with MarketWise in July 2021, and Pandora Media (Nasdaq: P), from October 2015 until its acquisition in February 2019, where she served as the chair of the nominating and corporate governance committee and as a member of the compensation committee. Prior to her work as an advisor and director, Ms. Rosen was the president of the Tribune Publishing Company, a senior advisor to the Boston Consulting Group, senior vice president of Global Media & Commerce for Yahoo, a partner with venture capital firm Fuse Capital, senior vice president and general manager of entertainment for Fox Interactive Media, senior vice president of product and marketing with Fandango, and an executive with The Walt Disney Company. Ms. Rosen built the foundation of her career with McKinsey & Company and holds an MBA from Harvard Business School. We believe Ms. Rosen is qualified to serve on our board of directors because of her extensive experience operating as an executive and entrepreneur, providing advisory services to, and serving on, the boards of directors of various companies in the media and technology industry.

Michael Jesselson, 74, has served on our board of directors since June 10, 2024. Mr. Jesselson has been president and chief executive officer of Jesselson Capital Corporation since 1994 and was an early investor in internet startups such as ICQ Mirabilis, which was sold to AOL. He previously served on the board of directors of Ascendant III from November 2021 until its liquidation in January 2023. Mr. Jesselson served as a director of Ascendant I from July 2020 until its business combination with MarketWise in July 2021. Mr. Jesselson served as a lead independent director of American Eagle Outfitters, Inc. (Nasdaq: AEO) from November 1997 to May 2017. He has been on the board of directors of XPO Logics (Nasdaq: XPO) since 2016. Prior to that, he worked at Philipp Brothers, a division of Engelhard Industries, from 1972 to 1981, then at Salomon Brothers Inc. in the mortgage-backed security trading department. He has been the director of C-III Capital Partners LLC, Clarity Capital and Cricket/EPals since 2012, 2014 and 2016, respectively, as well as numerous philanthropic organizations. We believe Mr. Jesselson is qualified to serve on our board of directors because of his experience as an independent director of public companies.

Robert Foresman, 57, has served on our board of directors since June 10, 2024. Since February 2026, Mr. Foresman has served as the Vice Chairman of KingsRock Advisors, LLC, a global financial services firm based in New York. He previously served as a director of Twelve Seas Acquisition Corporation II from February 2021 until June 2024 and as a director of Ascendant III from November 2021 until liquidation in January 2023. Mr. Foresman served as a director of Ascendant I from July 2020 until its business combination with MarketWise in July 2021. Mr. Foresman served as vice chairman of UBS Investment Bank (Nasdaq: UBS), based in New York, from October 2016 to April 2020. Mr. Foresman was also chairman of OOO UBS Bank in Russia as well as UBS Group country head for Russia and the Commonwealth of Independent States region (“CIS”) from January 2018 to April 2020. Prior to joining UBS, Mr. Foresman was the Barclays Group (OTC: BCLYF) country head for Russia and the wider region from December 2009 to April 2016, where he represented and coordinated the activities of Barclays Group in the region, including investment banking and wealth management. Prior to his work at Barclays, Mr. Foresman was deputy chairman of Renaissance Capital (from August 2006 to November 2009), chairman of the management committee for Russia and the CIS at Dresdner Kleinwort Wasserstein (from January 2001 to June 2006) and head of investment banking for Russia and the CIS at ING Barings (from August 1997 to December 2000). Mr. Foresman also ran the Ukrainian Privatization Advisory office of the International Finance Corporation (“IFC”) from June 1993 to November 1995 in Kyiv and worked on private equity and project finance transactions as an investment officer at IFC’s head office in Washington, DC, from December 1995 to July 1997. Mr. Foresman served as an independent non-executive director of TMK Group (MCX: TRMK), a producer of steel pipes for the oil & gas industry, from June 2012 to June 2019. Mr. Foresman has served as senior advisor to SDR Ventures (which holds his FINRA licenses) since June 2022. Mr. Foresman has served as a shareholder and director of Miami Steel, a $650 million private greenfield steel mill development in Homestead, Florida, since June 2020. Mr. Foresman has served as a director of REalloys, Inc. (Nasdaq: ALOY), a heavy rare earth, defense-focused feedstock-to-magnet company since February 2026. Mr. Foresman has served as a director of Noventiq Holdings PLC, a global leader in IT services, digital transformation, and cybersecurity, since October 2025.

Mr. Foresman was a member of the advisory board of Harvard University’s David Center for Russian and Eurasian Studies from January 2016 until December 2023 and is a lifetime member of the Council on Foreign Relations since March 2015. Mr. Foresman graduated from Harvard University’s Graduate School of Arts & Sciences in 1993 and Bucknell University in 1990. We believe Mr. Foresman is qualified to serve on our board of directors because of his global experience as an investment banker.

Thomas Vu, 47, has served on our board of directors since June 9, 2025. Mr. Vu served as a board member of Jagex Limited and Behavior Interactive since May 2025 and June 2023 respectively. From September 2011 until April 2021, Mr. Vu was a senior executive at Riot Games. During his time at Riot Games, he was a product director and executive producer of League of Legends, an executive producer of Arcane, an animated series on Netflix, the head of creative development and served on the M&A team that evaluated external projects and teams for Riot investments, among other responsibilities. From January 2001 to August 2011, Mr. Vu was a lead designer and lead producer at Electronic Arts Inc. (Nasdaq: EA), having worked on several games, including The Sims 2, SimCity 4 and Spore. Mr. Vu received his bachelor of arts degree in Cognitive Science in neuroscience and human computer interaction from the University of California, San Diego. We believe Mr. Vu is qualified to serve on our board of directors because of his vast experience in the video gaming industry.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mickie Rosen and Robert Foresman, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Michael Jesselson and Thomas Vu, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mark Gerhard, Riaan Hodgson and David Gomberg, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Mickie Rosen, Michael Jesselson, Robert Foresman and Thomas Vu is an “independent director” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Mickie Rosen, Robert Foresman and Michael Jesselson. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mickie Rosen, Robert Foresman and Michael Jesselson meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Michael Jesselson serves as chair of the audit committee.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that our independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mickie Rosen, Robert Foresman, Michael Jesselson and Thomas Vu. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered. We pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team until the consummation of our initial Business Combination. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of theirs, for services rendered prior to, or for any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be entitled to certain payments including, but not limited to, reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 12, 2026, by:

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

We have based our calculation of the percentage of beneficial ownership on 28,750,000 Class A Ordinary Shares and 7,187,500 Class B ordinary shares issued and outstanding as of March 12, 2026.

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Class	Owned(2)	Class	Shares
Directors and Officers
Mark Gerhard	-	-	-	-	-
Riaan Hodgson	-	-	-	-	-
David Gomberg(3)	-	-	7,067,500	98.3%	19.6%
Mickie Rosen	-	-	30,000	*	*
Michael Jesselson	-	-	30,000	*	*
Robert Foresman	-	-	30,000	*	*
Thomas Vu			30,000	*	*
All directors and officers as a group (7 individuals)	-	-	7,187,500	100.0%	20.0%
Five Percent Holders
Centurion Sponsor LP(3)	-	-	7,067,500	98.3%	19.6%
Picton Mahoney Asset Management(4)	1,875,000	6.5%	-	-	5.2%
Magnetar Financial LLC(5)	1,856,250	6.5%	-	-	5.2%
Karpus Investment Management(6)	1,607,039	5.6%	-	-	4.5%
AQR Capital Management, LLC(7)	1,784,642	6.2%	-	-	5.0%
Wealthspring Capital LLC(8)	1,869,578	6.5%	-	-	5.2%
Polar Asset Management Partners Inc.(9)	925,000	3.2%	-	-	2.6%
LMR Partners LLP(10)	1,875,000	6.5%	-	-	5.2%
First Trust Merger Arbitrage Fund(11)	2,620,986	9.1%	-	-	7.3%
Barclays PLC(12)	1,862,500	6.5%	-	-	5.2%
MMCAP International Inc. SPC(13)	2,475,000	8.6%	-	-	6.9%
HGC Investment Management Inc.(14)	1,450,000	5.0%	-	-	4.0%
Meteora Capital, LLC(15)	1,731,507	6.0%	-	-	4.8%
The Goldman Sachs Group, Inc.(16)	1,847,713	6.4%	-	-	5.1%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Centurion Acquisition Corp., 667 Madison Avenue, 5th Floor, New York, New York 10065.
(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment.
(3)	Centurion Sponsor LP is the record holder of the shares reported herein. Centurion Sponsor GP LLC is the general partner of Centurion Sponsor LP and has voting and investment discretion over the securities held by Centurion Sponsor LP. Mr. Gomberg is the manager of Centurion Sponsor GP LLC and has voting and investment discretion over the securities held by Centurion Sponsor GP LLC.
(4)	According to a Schedule 13G filed with the SEC on October 17, 2024 on behalf of Picton Mahoney Asset Management. The principal business address for the reporting person is 33 Yonge Street, #320, Toronto, ON M5E 1G4.
(5)	According to a Schedule 13G filed with the SEC on November 6, 2024 by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and David J. Snyderman (“Mr. Snyderman”) with respect to shares held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Credit Fund”), Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Credit Fund - T” and, all such funds collectively, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(6)	According to a Schedule 13G Amendment filed with the SEC on April 7, 2025 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares reported herein are owned directly by the accounts managed by Karpus. The principal business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.
(7)	According to a Schedule 13G Amendment filed with the SEC on May 14, 2025 on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The principal business address of all three entities is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.
(8)	According to a Schedule 13 filed with the SEC on November 14, 2024 by Wealthspring Capital LLC (“Wealthspring”) and Matthew Simpson. Mr. Simpson is a manager of Wealthspring. The principal business address of Wealthspring and Mr. Simpsn is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(9)	According to a Schedule 13G filed with the SEC on August 14, 2025 by Polar Asset Management Partners Inc. (“Polar Asset Management Partners”). Polar Asset Management Partners serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares directly held by PMSMF. The principal business address of Polar Asset Management Partners is 16 York Street, Suite 2900, Toronto, ON, Canada.
(10)	According to a Schedule 13G filed with the SEC on November 14, 2024 by LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG, LMR Partners (DIFC) Limited and LMR Partners (Ireland) Limited (collectively, the “LMR Investment Managers”), Ben Levine and Stefan Renold (together with the LMR Investment Managers, the “LMR Reporting Persons”). The LMR Investment Managers serve as the investment managers to certain funds with respect to the Class A Ordinary Shares held by certain funds. Ben Levine and Stefan Renold, are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds. The Class A Ordinary Shares beneficially owned by the LMR Reporting Persons are directly held by LMR Multi-Strategy Master Fund Limited (“LMR Master Fund”) and LMR CCSA Master Fund Ltd (“LMR CCSA Master Fund”). Each of LMR Master Fund and LMR CCSA Master Fund acquired 937,500 Units in the IPO. By virtue of holding the Units, each of LMR Master Fund and LMR CCSA Master Fund directly holds 937,500 Class A Ordinary Shares (the “LMR Shares”). In addition to the LMR Shares, by virtue of holding the Units, each of LMR Master Fund and LMR CCSA Master Fund also directly holds 468,750 Public Warrants. The principal business address of the LMR Reporting Persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(11)	According to a Schedule 13G filed with the SEC on November 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”), and FTCS Sub GP LLC (“Sub GP”). FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940, and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Ordinary Shares held in the Client Accounts. As of September 30, 2024, VARBX owned 2,348,500 Ordinary Shares, while FTCM, FTCS and Sub GP collectively owned 2,620,986 Ordinary Shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Ordinary Shares reported in this Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Ordinary Shares for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
(12)	According to a Schedule 13G Amendment filed with the SEC on May 13, 2025 on behalf of Barclays PLC. The principal business address of Barclays PLC is 1 Churchill Place, London.
(13)	According to a Schedule 13G Amendment filed with the SEC on August 12, 2025 by MMCAP International Inc. SPC (“MMCAP”) and MM Asset Management Inc.(“MM Asset Management”). The principal business address of MMCAP is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The principal business address of MM Asset Management is 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, ON, M5J 2S1, Canada.
(14)	According to a Schedule 13G filed with the SEC on February 17, 2026 by HGC Investment Management Inc. (“HGC”). HGC serves as the investment manager to The HGC Fund LP (the “Fund”), with respect to the Ordinary Shares held by HGC on behalf of the Fund. The principal business address of HGC is 1027 Yonge Street, Suite 301, Toronto, ON, M4W 2K9.
(15)	According to a Schedule 13G filed with the SEC on August 14, 2025 by Meteora Capital, LLC (“Meteora Capital”) with respect to the Ordinary Shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the "Meteora Funds") and Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the Ordinary Shares held by the Meteora Funds. The principal business address of Meteora Capital is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(16)	According to a Schedule 13G filed with the SEC on August 12, 2025 by The Goldman Sachs Group, Inc. The principal business address of The Goldman Sachs Group, Inc. is 200 West Street New York, New York 10282.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On January 23, 2024, our Sponsor purchased an aggregate of 5,750,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On April 29, 2024, the Company affected a share capitalization of 1,437,500 Founder Shares, resulting in our Sponsor holding 7,187,500 Founder Shares. On May 20, 2024, our Sponsor transferred 30,000 Founder Shares to each of Company’s three independent directors (an aggregate of 90,000 Founder Shares), resulting in our Sponsor holding 7,097,500 Founder Shares. On June 9, 2025, our Sponsor transferred 30,000 Founder Shares to a new independent director, resulting in our Sponsor holding 7,067,500 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 28,750,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO.

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

Promissory Note

On January 19, 2024, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of December 31, 2025 or the closing of the Initial Public Offering. At December 31, 2025, there are no amounts outstanding and no further borrowings are permitted under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercisability and exercise price. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, the Company had no borrowings under the working capital loans.

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

Audit Fees. During the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $106,995 and $153,920, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2025 and 2024 financial statements included in this Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $5,250 and $4,160, respectively, for services rendered to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Number	Description
3.1	Amended and Restated Memorandum and Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279638), filed with the SEC on June 4, 2024).
4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279638), filed with the SEC on June 4, 2024).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279638), filed with the SEC on June 4, 2024).
4.4	Warrant Agreement, dated June 10, 2024, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K (File No. 01-42127), filed with the SEC on March 24, 2025).
10.1	Letter Agreement, dated June 10, 2024, by and among the Registrant, Centurion Sponsor LP and each of the executive officers and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
10.2	Investment Management Trust Agreement, dated June 10, 2024, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
10.3	Registration Rights Agreement, dated June 10, 2024, by and among the Registrant, Centurion Sponsor LP and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
10.4	Private Placement Warrants Purchase Agreement, dated June 10, 2024, by and between the Registrant and Centurion Sponsor LP (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
10.5	Private Placement Warrants Purchase Agreement, dated June 10, 2024, by and between the Company, Cantor, Fitzgerald & Co. and Odeon Capital Group, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279638), filed with the SEC on June 4, 2024).
10.7	Administrative Services Agreement, dated June 10, 2024, by and between the Company and Centurion Sponsor LP (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
10.8	Promissory Note issued to Centurion Sponsor LP (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279638), filed with the SEC on May 22, 2024).
10.9	Securities Subscription Agreement between Centurion Sponsor LP and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279638), filed with the SEC on May 22, 2024).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-279638), filed with the SEC on June 4, 2024).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 01-42127), filed with the SEC on March 24, 2025).
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy relating to the recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 01-42127), filed with the SEC on March 24, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURION ACQUISITION CORP.

	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 12, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Gerhard, Riaan Hodgson and David Gomberg, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name or for her and in her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Gerhard	Chief Executive Officer and Director	March 12, 2026
Mark Gerhard	(Principal Executive Officer)

/s/ Riaan Hodgson	Chief Operating Officer and Director	March 12, 2026
Riaan Hodgson	(Principal Financial and Accounting Officer)

/s/ David Gomberg	President and Director	March 12, 2026
David Gomberg

/s/ Mickie Rosen	Director	March 12, 2026
Mickie Rosen

/s/ Michael Jesselson	Director	March 12, 2026
Michael Jesselson

/s/ Robert Foresman	Director	March 12, 2026
Robert Foresman

/s/ Thomas Vu	Director	March 12, 2026
Thomas Vu

CENTURION ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from January 18, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from January 18, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from January 18, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Centurion Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Centurion Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from January 18, 2024 (Inception) through December 31, 2024, and the related notes to financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from January 18, 2024 (Inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by June 12, 2026 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2024.

New York, New York

March 12, 2026

PCAOB ID Number 100

CENTURION ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets
Current Assets
Cash	$100,985	$665,430
Prepaid expenses	59,899	133,415
Total current assets	160,884	798,845

Long-term prepaid insurance	—	52,380
Marketable securities and cash held in Trust Account	308,174,127	295,805,962
TOTAL ASSETS	$308,335,011	$296,657,187

Liabilities and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$49,404	$109,996
Advances from related parties	6,081	10,000
Due to Sponsor	5,000	5,000
Total current liabilities	60,485	124,996
Deferred underwriting fee payable	13,687,500	13,687,500
TOTAL LIABILITIES	13,747,985	13,812,496

Shares Subject to Possible Redemption

Class A Ordinary Shares subject to possible redemption, 28,750,000 shares at redemption value of $10.72 and $10.29 per share as of December 31, 2025 and 2024, respectively	308,174,127	295,805,962

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of December 31, 2025 and 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2025 and 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,587,820)	(12,961,990)
Total Shareholders’ Deficit	(13,587,101)	(12,961,271)
Total Liabilities, Shares Subject to Possible Redemption and Shareholders’ Deficit	$308,335,011	$296,657,187

The accompanying notes are an integral part of these financial statements.

CENTURION ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	For the Period from January 18, 2024 (Inception) through December 31, 2024
Operating and formation costs	$626,249	$467,492
Loss from operations	(626,249)	(467,492)

Other Income
Dividends and interest earned on marketable securities and cash held in Trust Account	12,368,584	8,306,337
Total other income	12,368,584	8,306,337

NET INCOME	$11,742,335	$7,838,845

Weighted average redeemable Class A ordinary shares outstanding	28,750,000	16,722,779
Basic and diluted net income per redeemable Class A ordinary share	$0.33	$0.33
Weighted average non-redeemable Class B ordinary shares outstanding	7,187,500	6,795,308
Basic and diluted net income per non-redeemable Class B ordinary shares	$0.33	$0.33

The accompanying notes are an integral part of these financial statements.

CENTURION ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 18, 2024	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,150,000	—	1,150,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(97,765)	—	(97,765)

Accretion of Class A Ordinary Shares subject to redemption amount	—	—	—	—	(8,076,516)	(20,800,835)	(28,877,351)

Net income	—	—	—	—	—	7,838,845	7,838,845

Balance – December 31, 2024	—	—	7,187,500	719	$—	(12,961,990)	(12,961,271)

Accretion of Class A Ordinary Shares subject to redemption amount	—	—	—	—	—	(12,368,165)	(12,368,165)

Net income	—	—	—	—	—	11,742,335	11,742,335

Balance – December 31, 2025	—	$—	7,187,500	$719	$—	$(13,587,820)	$(13,587,101)

The accompanying notes are an integral part of these financial statements.

CENTURION ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from January 18, 2024 (Inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income	$11,742,335	$7,838,845
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through promissory note	—	8,667
Payment of operating costs through promissory note	—	327,200
Dividends and interest earned on marketable securities held in Trust Account	(12,368,165)	(8,231,350)
Unrealized loss on investments held in Trust Account	—	(74,612)
Changes in operating assets and liabilities:
Prepaid expenses	125,896	(158,995)
Accounts payable and accrued expenses	(60,592)	109,996
Advances from related parties	(3,919)	10,000
Due to Sponsor	—	5,000
Net cash used in operating activities	(564,445)	(165,249)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	7,000,000
Repayment of promissory note - related party	—	(1,109,683)
Payment of offering costs	—	(59,638)
Net cash provided by financing activities	—	288,330,679

Net Change in Cash	(564,445)	665,430
Cash – Beginning of period	665,430	—
Cash – End of period	$100,985	$665,430

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note - related party	$—	$747,016
Prepaid expenses paid by Sponsor	$—	$26,800
Deferred underwriting fee payable	$—	$13,687,500
Offering costs charged to shareholders’ deficit	$—	$23,015

The accompanying notes are an integral part of these financial statements.

CENTURION ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from January 18, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

Transaction costs incurred as of the IPO amounted to $19,519,154 consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee, and $831,654 of other offering costs. No transaction costs were incurred after the IPO.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $100,985 in its operating bank account and working capital surplus of $100,399 .

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. A projected working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company initially has until June 12, 2026 to consummate the initial Business Combination (assuming no extensions). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2026.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Segment Reporting

The Company complies with ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

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

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $100,985 and $665,430 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Marketable Securities and Cash Held in Trust Account

At December 31, 2025 assets held in the Trust Account were held in money market funds invested in U.S. treasury securities and at December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The marketable securities are classified as trading securities and presented at fair value on the balance sheets. Dividends from the money market funds and gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the statements of operations. The Company has not withdrawn any dividends or interest earned on the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025 and 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2025 and 2024, the Class A Ordinary Shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption

	Shares	Amount
Gross proceeds	28,750,000	$287,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,150,000)
Class A Ordinary Shares issuance costs	—	(19,421,389)
Plus:
Accretion of carrying value to redemption value	—	28,877,351
Balance - December 31, 2024	28,750,000	295,805,962
Plus:
Accretion of carrying value to redemption value	—	12,368,165
Balance - December 31, 2025	28,750,000	$308,174,127

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Year Ended December 31,		For the Period from January 18, 2024 (Inception) through December 31,
	2025		2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$9,393,868	$2,348,467	$5,573,892	$2,264,953
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	16,722,779	6,795,308
Basic and diluted net income per ordinary share	$0.33	$0.33	$0.33	$0.33

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

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on June 10, 2024, the Company entered into an agreement pursuant to which it will pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2025 and 2024, the Company accrued $5,000 for these services. For the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024, the Company incurred $120,000 and $65,000, respectively, in fees for these services of which such amount is included in the accompanying statements of operations.

Due to Sponsor

As of December 31, 2025 and 2024, the Company owed the Sponsor $5,000, related to the Administrative Services Agreement. The amount due is non-interest bearing and due upon demand.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. At December 31, 2025 and 2024, there are no amounts outstanding and no further borrowings are permitted under the promissory note.

Advances from Related Parties

From time to time, the Sponsor or officers and management of the Company may pay certain expenses on behalf of the Company. As of December 31, 2025 and 2024, $6,081 and $10,000, respectively, was outstanding. The advances are non-interest bearing and payable upon demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 28,750,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares, at par value of $0.0001 each. On January 23, 2024, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 29, 2024, the Company affected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding 7,187,500 Founder Shares. All shares and per share data have been retroactively restated. Prior to the underwriters’ exercise of the over-allotment option, the Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture. Upon the Initial Public Offering, the underwriters fully exercised the over-allotment option resulting in the Founder Shares no longer being subject to forfeiture. At December 31, 2025 and 2024, there were 7,187,500 Class B Ordinary Shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

At December 31, 2025, assets held in the Trust Account were held in money market funds invested in U.S. treasury securities and at December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The investments held in the Trust Account are classified as trading securities and presented at fair value on the balance sheets.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
U.S. Treasury Securities	1	$308,174,127	$—
U.S. Treasury Bills (Matured on 6/12/25)	1	$—	$295,804,401

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

The Founder Shares were valued using a Monte Carlo model. The following criteria presents the quantitative information regarding market assumptions used in the Founder Share valuations:

	May 20, 2024	June 9, 2025
Volatility	86.5%	3.10%
Risk free rate	4.64%	4.10%
Underlying stock price	$9.96	$10.59
Discount of lack of marketability (DLOM)	18.6%	—%
Public warrant price	$—	$0.30
Exercise price of warrants	$—	$11.50
Remaining term of warrants (years)	—	6.01

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	Year Ended December 31, 2025	For the Period from January 18, 2024 (inception) through December 31, 2024
Operating and formation costs	$626,249	$467,492
Dividends and interest earned on marketable securities and cash held in Trust Account	$12,368,584	$8,306,337

	December 31, 2025	December 31, 2024
Marketable securities and cash held in Trust Account	$308,174,127	$295,805,962

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

Operating and formation costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.