Form 10-Q
period 2026-03-31
Centurion Acquisition Corp.
filed 2026-05-11
CIK 2010930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were an aggregate of 35,937,500 ordinary shares of the registrant issued and outstanding, consisting of 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share.

CENTURION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CENTURION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$28,828	$100,985
Prepaid expenses	25,702	59,899
Total current assets	54,530	160,884

Marketable securities held in Trust Account	310,895,976	308,174,127
TOTAL ASSETS	$310,950,506	$308,335,011

Liabilities, Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$144,789	$49,404
Advances from related parties	6,081	6,081
Due to Sponsor	5,000	5,000
Total current liabilities	155,870	60,485
Deferred underwriting fee payable	13,687,500	13,687,500
TOTAL LIABILITIES	13,843,370	13,747,985

Shares Subject to Possible Redemption

Class A Ordinary Shares subject to possible redemption, 28,750,000 shares at redemption value of $10.81 and $10.72 per share as of March 31, 2026 and December 31, 2025, respectively	310,895,976	308,174,127

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,789,559)	(13,587,820)
Total Shareholders’ Deficit	(13,788,840)	(13,587,101)
Total Liabilities, Shares Subject to Possible Redemption and Shareholders’ Deficit	$310,950,506	$308,335,011

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$201,744	$149,866
Loss from operations	(201,744)	(149,866)

Other income
Dividends and interest earned on marketable securities in Trust Account and cash	2,721,854	3,050,159
Total other income	2,721,854	3,050,159

NET INCOME	$2,520,110	$2,900,293

Weighted average redeemable Class A Ordinary Shares outstanding	28,750,000	28,750,000
Basic and diluted net income per redeemable Class A Ordinary Share	$0.07	$0.08
Weighted average non-redeemable Class B Ordinary Shares outstanding	7,187,500	7,187,500
Basic and diluted net income per non-redeemable Class B Ordinary Share	$0.07	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	7,187,500	$719	$—	$(13,587,820)	$(13,587,101)

Accretion of Class A Ordinary Shares subject to redemption	—	—	—	—	—	(2,721,849)	(2,721,849)

Net income	—	—	—	—	—	2,520,110	2,520,110

Balance – March 31, 2026 (unaudited)	—	$—	7,187,500	$719	$—	$(13,789,559)	$(13,788,840)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	7,187,500	$719	$—	$(12,961,990)	$(12,961,271)

Accretion of Class A Ordinary Shares subject to redemption	—	—	—	—	—	(3,049,996)	(3,049,996)

Net income	—	—	—	—	—	2,900,293	2,900,293

Balance – March 31, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(13,111,693)	$(13,110,974)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,520,110	$2,900,293
Adjustments to reconcile net income to net cash used in operating activities:
Dividends and interest earned on marketable securities held in Trust Account	(2,721,849)	(3,049,996)
Changes in operating assets and liabilities:
Prepaid expenses	34,197	(27,523)
Accounts payable and accrued expenses	95,385	4,056
Net cash used in operating activities	(72,157)	(173,170)

Net Change in Cash	(72,157)	(173,170)
Cash – Beginning of period	100,985	665,430
Cash – End of period	$28,828	$492,260

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 18, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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
MARCH 31, 2026
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

The Sponsor, officers and directors have entered into a letter agreement with the Company (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Going Concern

As of March 31, 2026, the Company had $28,828 in its operating bank account and a working capital deficit of $101,340.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” the Company has incurred, and expects to continue to incur, significant costs in pursuit of its financing and acquisition plans. A working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company initially has until June 12, 2026 to consummate the initial Business Combination (assuming no extensions). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026 (the “Annual Report on Form 10-K”). The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Segment Reporting

The Company complies with Accounting Standards Codification Topic 280, “Segment Reporting” (ASC 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, among other disclosure requirements.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $28,828 and $100,985 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities and Cash Held in Trust Account

At March 31, 2026 and December 31, 2025, assets held in the Trust Account were held in money market funds invested in U.S. treasury securities. The marketable securities are classified as trading securities and presented at fair value on the condensed balance sheets. Dividends from the money market funds and gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in dividends and interest earned on marketable securities held in Trust Account and cash in the unaudited condensed statements of operations. The Company has not withdrawn any dividends or interest earned on the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption

	Shares	Amount
Balance – December 31, 2024	28,750,000	$295,805,962
Plus:
Accretion of carrying value to redemption value	—	12,368,165
Balance – December 31, 2025	28,750,000	$308,174,127
Plus:
Accretion of carrying value to redemption value	—	2,721,849
Balance – March 31, 2026	28,750,000	$310,895,976

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,016,088	$504,022	$2,320,234	$580,059
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable Public Warrant. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 7). Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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
MARCH 31, 2026
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

The sale of the Founder Shares to the Company’s independent directors by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 Founder Shares granted to the Company’s independent directors on May 20, 2024 was $36,900 or $0.41 per share, and the fair value of the 30,000 Founder Shares granted to an independent director of the Company on June 9, 2025 was $59,400 or $1.98 per share.

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on June 10, 2024, the Company entered into an agreement pursuant to which it will pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2026 and December 31, 2025, the Company accrued $5,000 for these services. For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 in fees for these services, of which such amount is included in the accompanying unaudited condensed statements of operations.

Due to Sponsor

As of March 31, 2026 and December 31, 2025, the Company owed the Sponsor $5,000, which is related to the Administrative Services Agreement. The amount due is non-interest bearing and due upon demand.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. At March 31, 2026 and December 31, 2025, there are no amounts outstanding and no further borrowings are permitted under the promissory note.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Advances from Related Parties

From time to time, the Sponsor or officers and management of the Company may pay certain expenses on behalf of the Company. As of March 31, 2026 and December 31, 2025, $6,081 was outstanding. The advances are non-interest bearing and payable upon demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination. For additional information on such risks, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors — Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination,” in the Annual Report on Form 10-K.

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

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option) and were paid at the close of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, which is $13,687,500 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 28,750,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares, at par value of $0.0001 each. On January 23, 2024, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. On April 29, 2024, the Company affected a share capitalization of 1,437,500 Founder Shares, resulting in the Sponsor holding 7,187,500 Founder Shares. All shares and per share data have been retroactively restated. Prior to the underwriters’ exercise of the over-allotment option, the Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture. Upon the Initial Public Offering, the underwriters fully exercised the over-allotment option resulting in the Founder Shares no longer being subject to forfeiture. At March 31, 2026 and December 31, 2025, there were 7,187,500 Class B Ordinary Shares issued and outstanding.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Holders of record of the Company’s Class A Ordinary Shares and Class B Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

NOTE 8. FAIR VALUE MEASUREMENTS

At March 31, 2026 and December 31, 2025, assets held in the Trust Account were held in money market funds invested in U.S. treasury securities. The investments held in the Trust Account are classified as trading securities and presented at fair value on the condensed balance sheets.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Marketable securities	1	$310,895,976	$308,174,127

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	$310,895,976	$308,174,127

	For the Three Months Ended March 31,
	2026	2025
General and administrative	$201,744	$149,866
Dividends and interest earned on marketable securities held in Trust Account and cash	$2,721,854	$3,050,159

The key metrics included in segment profit or loss reviewed by the CODM are dividends and interest earned on marketable securities held in Trust Account and cash and general and administrative costs. The CODM reviews dividends and interest earned on marketable securities held in the Trust Account and cash to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Centurion Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Centurion Sponsor LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $2,520,110, which consists of dividends and interest earned on marketable securities held in the Trust Account and cash of $2,721,854 partially offset by general and administrative costs of $201,744.

For the three months ended March 31, 2025, we had a net income of $2,900,293, which consists of dividends and interest earned on marketable securities held in Trust Account and cash of $3,050,159 partially offset by general and administrative costs of $149,866.

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

For the three months ended March 31, 2026, cash used in operating activities was $72,157. Net income of $2,520,110 was affected by dividends and interest earned on marketable securities held in the Trust Account and cash of $2,721,849. Changes in operating assets and liabilities provided $129,582 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $173,170. Net income of $2,900,293 was affected by dividends and interest earned on marketable securities held in the Trust Account and cash of $3,049,996. Changes in operating assets and liabilities used $23,467 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $310,895,976 consisting of U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw dividends and interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $28,828. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. A working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination within the Completion Window, raises substantial doubt about our ability to continue as a going concern. We initially have until June 12, 2026 to consummate the initial Business Combination (assuming no extensions). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 12, 2026.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

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

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require us to register a sale of any of our securities held by them and any other of our securities acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement executed on the effective date of the registration statement on Form S-1 filed with the SEC in connection with the Initial Public Offering (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Form 10-Q. Our audited unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

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

CENTURION ACQUISITION CORP.

Date: May 11, 2026	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Riaan Hodgson
	Name:	Riaan Hodgson
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)