Form 10-Q
period 2026-06-30
Centurion Acquisition Corp.
filed 2026-08-14
CIK 2010930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were an aggregate of 12,134,657 Class A ordinary shares of the registrant, par value $0.0001 per share, issued and outstanding.

CENTURION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CENTURION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$1,853	$100,985
Prepaid expenses	97,242	59,899
Total current assets	99,095	160,884

Marketable securities held in Trust Account	53,995,912	308,174,127
TOTAL ASSETS	$54,095,007	$308,335,011

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$181,211	$49,404
Advances from related parties	251,081	6,081
Due to Sponsor	25,000	5,000
Total current liabilities	457,292	60,485
Deferred underwriting fee payable	13,687,500	13,687,500
TOTAL LIABILITIES	14,144,792	13,747,985

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 4,947,157 and 28,750,000 shares at redemption value of $10.91 and $10.72 per share as of June 30, 2026 and December 31, 2025, respectively	53,995,912	308,174,127

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 and 0 shares issued and outstanding (excluding 4,947,157 and 28,750,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	719	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 0 and 7,187,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	719
Additional paid-in capital	—	—
Accumulated deficit	(14,046,416)	(13,587,820)
Total Shareholders’ Deficit	(14,045,697)	(13,587,101)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$54,095,007	$308,335,011

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$256,860	$135,546	$458,604	$285,412
Loss from operations	(256,860)	(135,546)	(458,604)	(285,412)

Other income (expense)
Dividends and interest earned on marketable securities in Trust Account and cash	2,400,356	3,181,701	5,122,210	6,231,860
Non-Redemption Agreement expense	(1,187,449)	—	(1,187,449)	—
Total other income	1,212,907	3,181,701	3,934,761	6,231,860

NET INCOME	$956,047	$3,046,155	$3,476,157	$5,946,448

Weighted average redeemable Class A Ordinary Shares outstanding	23,780,176	28,750,000	26,251,359	28,750,000

Basic and diluted net income per redeemable Class A Ordinary Share	$0.03	$0.08	$0.10	$0.17

Weighted average non-redeemable Class A and Class B Ordinary Shares outstanding	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net income per non-redeemable Class A and Class B Ordinary Share	$0.03	$0.08	$0.10	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	7,187,500	$719	$—	$(13,587,820)	$(13,587,101)

Accretion of Class A Ordinary Shares subject to redemption	—	—	—	—	—	(2,721,849)	(2,721,849)

Net income	—	—	—	—	—	2,520,110	2,520,110

Balance – March 31, 2026 (unaudited)	—	—	7,187,500	719	—	(13,789,559)	(13,788,840)

Conversion of Class B Ordinary Shares to Class A Ordinary Shares	7,187,500	719	(7,187,500)	(719)	—	—	—

Equity contribution from Non-Redemption Agreements	—	—	—	—	1,187,449	—	1,187,449

Accretion of Class A Ordinary Shares subject to redemption	—	—	—	—	(1,187,449)	(1,212,904)	(2,400,353)

Net income	—	—	—	—	—	956,047	956,047

Balance – June 30, 2026 (unaudited)	7,187,500	$719	—	$—	$—	$(14,046,416)	$(14,045,697)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	7,187,500	$719	$—	$(12,961,990)	$(12,961,271)

Accretion of Class A Ordinary Shares subject to redemption	—	—	—	—	—	(3,049,996)	(3,049,996)

Net income	—	—	—	—	—	2,900,293	2,900,293

Balance – March 31, 2025 (unaudited)	—	—	7,187,500	719	—	(13,111,693)	(13,110,974)

Accretion of Class A Ordinary Shares subject to redemption	—	—	—	—	—	(3,181,581)	(3,181,581)

Net income	—	—	—	—	—	3,046,155	3,046,155

Balance – June 30, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(13,247,119)	$(13,246,400)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,476,157	$5,946,448
Adjustments to reconcile net income to net cash used in operating activities:
Dividends and interest earned on marketable securities and cash held in Trust Account	(5,122,202)	(6,231,577)
Non-redemption agreement expense	1,187,449	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37,343)	29,199
Accounts payable and accrued expenses	131,807	13,668
Advances from related parties	245,000	—
Due to Sponsor	20,000	—
Net cash used in operating activities	(99,132)	(242,262)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	259,300,417	—
Net cash provided by investing activities	259,300,417	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	(259,300,417)	—
Net cash used in financing activities	(259,300,417)	—

Net Change in Cash	(99,132)	(242,262)
Cash – Beginning of period	100,985	665,430
Cash – End of period	$1,853	$423,168

Non-Cash investing and financing activities:
Conversion of Class B Ordinary Shares to Class A Ordinary Shares	$719	$—
Equity contribution from Non-Redemption Agreements	$1,187,449	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 18, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on June 10, 2024. On June 12, 2024, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A Ordinary Shares, par value $0.0001 per share, included in the Units being offered, the “Public Shares” or the “Class A Ordinary Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 3. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant of the Company (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 private placement warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant to Centurion Sponsor LP, a Cayman Islands exempted limited partnership, the Company’s Sponsor (the “Sponsor”), Cantor Fitzgerald & Co., and Odeon Capital Group, LLC (see Note 4).

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

Following the closing of the Initial Public Offering on June 12, 2024, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account (the “Trust Account”) and will be held as cash or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 36 months from the closing of the Initial Public Offering (June 12, 2027) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time in its own discretion, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing bank demand deposit account.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
JUNE 30, 2026
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

Extraordinary General Meeting

On June 12, 2026, the Company held an extraordinary general meeting of shareholders (the “June 2026 Extraordinary General Meeting”) at which its shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial Business Combination from June 12, 2026 to June 12, 2027 (the “Extended Date”), or an earlier date than the Extended Date as determined by the Company’s board of directors and included in a public announcement (the “Extension Amendment Proposal”).

In connection with the June 2026 Extraordinary General Meeting, shareholders holding an aggregate of 23,802,843 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account as of June 16, 2026, including any interest earned on the funds held in the Trust Account. As a result, approximately $259.3 million (approximately $10.89 per share) was removed from the Trust Account to pay such holders and approximately $54 million remained in the Trust Account, as of June 16, 2026.

Non-Redemption Agreements

On June 11, 2026, in connection with the June 2026 Extraordinary General Meeting, the Company and the Sponsor entered into agreements (collectively, the “Non-Redemption Agreements”) with one or more shareholders of the Company (each, an “NRA Investor”) in exchange for such NRA Investors agreeing (i) not to redeem (or to validly rescind any redemption requests previously made in respect of), and (ii) to vote or consent (in person or by proxy) in favor of the Extension Amendment Proposal, with respect to an aggregate of 4,674,999 of the Class A Ordinary Shares (such shares subject to the Non-Redemption Agreements, the “Non-Redeemed Shares”), at the June 2026 Extraordinary General Meeting.

In exchange for the foregoing commitments by the NRA Investors, the Sponsor has agreed to transfer to such NRA Investors an aggregate of 1,558,332 Class A Ordinary Shares held by it promptly following the closing of the Company’s initial Business Combination, conditional on, among other matters, (i) such NRA Investors not exercising (or having validly rescinded any prior exercise of) their redemption rights with respect to the Non-Redeemed Shares in connection with the June 2026 Extraordinary General Meeting, (ii) such NRA Investors voting or consenting in favor of the Extension Amendment Proposal at the June 2026 Extraordinary General Meeting and (iii) the Extension Amendment Proposal being approved at the June 2026 Extraordinary General Meeting.

Conversion of Class B Ordinary Shares to Class A Ordinary Shares

On June 8, 2026, the Company issued an aggregate of 7,187,500 Class A Ordinary Shares to its initial shareholders, upon the conversion (the “Conversion”) of an equal number of Class B Ordinary Shares held by them. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions and waiver of redemption rights. The Conversion did not result in any cash proceeds to the Company and did not affect the amount held in the Trust Account.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Going Concern

As of June 30, 2026, the Company had $1,853 in its operating bank account and a working capital deficit of $358,197.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” the Company has incurred, and expects to continue to incur, significant costs in pursuit of its financing and acquisition plans. A working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 12, 2027 to consummate the initial Business Combination (assuming no further extensions). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2027.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026 (the “Annual Report on Form 10-K”). The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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
JUNE 30, 2026
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,853 and $100,985 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities and Cash Held in Trust Account

At June 30, 2026 and December 31, 2025, assets held in the Trust Account were held in money market funds invested in U.S. treasury securities. The marketable securities are classified as trading securities and presented at fair value on the condensed balance sheets. Dividends from the money market funds and gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in dividends and interest earned on marketable securities held in Trust Account and cash in the unaudited condensed statements of operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Non-Redemption Agreements

On June 11, 2026, in connection with the June 2026 Extraordinary General Meeting, the Company and the Sponsor entered into agreements (collectively, the “Non-Redemption Agreements”) with one or more shareholders of the Company (each, an “ NRA Investor”) in exchange for such NRA Investors agreeing (i) not to redeem (or to validly rescind any redemption requests previously made in respect of), and (ii) to vote or consent (in person or by proxy) in favor of the Extension Amendment Proposal (as defined above), with respect to an aggregate of 4,674,999 of the Class A Ordinary Shares (such shares subject to the Non-Redemption Agreements, the “Non-Redeemed Shares”), at the June 2026 Extraordinary General Meeting.

Upon satisfaction of the requirements for the Non-Redemption Agreements, the Sponsor will transfer 1,558,332 Class A Ordinary Shares to the NRA Investors at the close of an initial Business Combination. In association with the Non-Redemption Agreements, the Company is reporting a Non-Redemption Agreement expense on the condensed statement of income of $1,187,449 and $0 for the three and six months ended June 30, 2026 and 2025, respectively and a corresponding equity contribution from the Non-Redemption Agreements on the condensed statements of changes in shareholders’ deficit.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption

	Shares	Amount
Balance – December 31, 2024	28,750,000	$295,805,962
Plus:
Accretion of carrying value to redemption value	—	12,368,165
Balance – December 31, 2025	28,750,000	$308,174,127
Plus:
Accretion of carrying value to redemption value	—	2,721,849
Balance – March 31, 2026	28,750,000	310,895,976
Less:
Redemptions	(23,802,843)	(259,300,417)
Plus:
Accretion of carrying value to redemption value	—	2,400,353
Balance – June 30, 2026	4,947,157	$53,995,912

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) redeemable Class A Ordinary Shares and (ii) non-redeemable Class A and Class B Ordinary Shares, par value of $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net Income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
		Non-Redeemable		Non-Redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$734,152	$221,895	$2,728,976	$747,181
Denominator:
Basic and diluted weighted average shares outstanding	23,780,176	7,187,500	26,251,359	7,187,500
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.10	$0.10

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
		Non-Redeemable		Non-Redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,436,924	$609,231	$4,757,158	$1,189,290
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.17	$0.17

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
JUNE 30, 2026
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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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
JUNE 30, 2026
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
JUNE 30, 2026
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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

On May 20, 2024, Centurion Sponsor LP transferred 90,000 Founder Shares to each of its three independent directors (30,000 Founder Shares per director) of the Company, at a price of $0.004 per share. Each buyer paid $90 for an aggregate purchase price of $270 in consideration of the assignment of shares and on June 9, 2025, Centurion Sponsor LP transferred 30,000 Founder Shares to a fourth independent directors of the Company, at a price of $0.003 per share or $90 in the aggregate. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The directors have agreed to the same terms as the initial shareholders whereby subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

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

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

On June 8, 2026, the Company issued an aggregate of 7,187,500 Class A Ordinary Shares to its initial shareholders, upon the conversion (the “Conversion”) of an equal number of Class B Ordinary Shares held by them. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions and waiver of redemption rights. The Conversion did not result in any cash proceeds to the Company and did not affect the amount held in the Trust Account.

Administrative Services Agreement

Commencing on June 10, 2024, the Company entered into an agreement pursuant to which it will pay an aggregate of $10,000 per month for office space, utilities, and administrative support services provided to members of the management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2026 and December 31, 2025, the Company accrued $25,000 and $5,000 for these services, respectively. For the three months ended June 30, 2026 and 2025, the Company incurred $30,000 in fees for these services and for the six months ended June 30, 2026 and 2025, the Company incurred $60,000 in fees for these services. Expense for the administrative services are included in general and administrative costs on the accompanying unaudited condensed statements of operations.

Due to Sponsor

As of June 30, 2026 and December 31, 2025, the Company owed the Sponsor $25,000 and $5,000, respectively, which is related to the Administrative Services Agreement. The amount due is non-interest bearing and due upon demand.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. At June 30, 2026 and December 31, 2025, there are no amounts outstanding and no further borrowings are permitted under the promissory note.

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Advances from Related Parties

From time to time, the Sponsor or officers and management of the Company may pay certain expenses on behalf of the Company. As of June 30, 2026 and December 31, 2025, $251,081 and $6,081, respectively, was outstanding. The advances are non-interest bearing and payable upon demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. At June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

On June 8, 2026, the Company issued an aggregate of 7,187,500 Class A Ordinary Shares to its initial shareholders, upon the conversion (the “Conversion”) of an equal number of Class B Ordinary Shares held by them. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions and waiver of redemption rights. The Conversion did not result in any cash proceeds to the Company and did not affect the amount held in the Trust Account.

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 7,187,500 and 0 Class A Ordinary Shares issued or outstanding, excluding 4,947,157 and 28,750,000 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares, at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 0 and 7,187,500 Class B Ordinary Shares issued and outstanding, respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

At June 30, 2026 and December 31, 2025, assets held in the Trust Account were held in money market funds invested in U.S. treasury securities. The investments held in the Trust Account are classified as trading securities and presented at fair value on the condensed balance sheets.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Marketable securities	1	$53,995,912	$308,174,127

On June 11, 2026 the fair value of the Non-Redemption Agreements was $1,187,449, or $0.76 per non-redeemable Class A Ordinary Share transferred to the NRA Investor. The fair value of non-redeemable Class A Ordinary Share was determined using a Monte Carlo simulation model. The non-redeemable Class A Ordinary Share are classified within shareholders’ deficit and will not require remeasurement. The following table presents the quantitative information regarding market assumptions used in the valuation of the non-redeemable Class A Ordinary Share:

June 11, 2026
Class A Ordinary Share price	$10.80
Exercise price of warrants	$11.50
Simulation term (years)	6.0
Risk-free rate (continuous)	4.2%
Volatility	3.3%
Implied market adjustment	7.1%

CENTURION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$53,995,912	$308,174,127

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$256,860	$135,546	$458,604	$285,412
Dividends and interest earned on marketable securities held in Trust Account and cash	2,400,356	3,181,701	5,122,210	6,231,860

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Extraordinary General Meeting

On June 12, 2026, we held an extraordinary general meeting of shareholders (the “June 2026 Extraordinary General Meeting”) at which our shareholders approved a proposal to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial Business Combination from June 12, 2026 to June 12, 2027 (the “Extended Date”), or an earlier date than the Extended Date as determined by our board of directors and included in a public announcement (the “Extension Amendment Proposal”).

In connection with the June 2026 Extraordinary General Meeting, shareholders holding an aggregate of 23,802,843 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account as of June 16, 2026, including any interest earned on the funds held in the Trust Account. As a result, approximately $259.3 million (approximately $10.89 per share) was removed from the Trust Account to pay such holders and approximately $54 million remained in the Trust Account, as of June 16, 2026.

Non-Redemption Agreements

On June 11, 2026, in connection with the June 2026 Extraordinary General Meeting, we and the Sponsor entered into agreements (collectively, the “Non-Redemption Agreements”) with one or more of our shareholders (each, an “NRA Investor”) in exchange for such NRA Investors agreeing (i) not to redeem (or to validly rescind any redemption requests previously made in respect of), and (ii) to vote or consent (in person or by proxy) in favor of the Extension Amendment Proposal, with respect to an aggregate of 4,674,999 Class A Ordinary Shares (such shares subject to the Non-Redemption Agreements, the “Non-Redeemed Shares”), at the June 2026 Extraordinary General Meeting.

In exchange for the foregoing commitments by the NRA Investors, the Sponsor has agreed to transfer to such NRA Investors an aggregate of 1,558,332 Class A Ordinary Shares held by it promptly following the closing of our initial Business Combination, conditional on, among other matters, (i) such NRA Investors not exercising (or having validly rescinded any prior exercise of) their redemption rights with respect to the Non-Redeemed Shares in connection with the June 2026 Extraordinary General Meeting, (ii) such NRA Investors voting or consenting in favor of the Extension Amendment Proposal at the June 2026 Extraordinary General Meeting and (iii) the Extension Amendment Proposal being approved at the June 2026 Extraordinary General Meeting.

Conversion of Class B Ordinary Shares to Class A Ordinary Shares

On June 8, 2026, we issued an aggregate of 7,187,500 Class A Ordinary Shares to our initial shareholders, upon the conversion (the “Conversion”) of an equal number of Class B Ordinary Shares held by them. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions and waiver of redemption rights. The Conversion did not result in any cash proceeds to the Company and did not affect the amount held in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $956,047, which consists of dividends and interest earned on marketable securities held in the Trust Account and cash of $2,400,356 partially offset by general and administrative costs of $256,860 and non-redemption agreement expense of $1,187,449.

For the three months ended June 30, 2025, we had net income of $3,046,155, which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $3,181,701 partially offset by general and administrative costs of $135,546.

For the six months ended June 30, 2026, we had net income of $3,476,157, which consists of dividends and interest earned on marketable securities held in the Trust Account and cash of $5,122,210 partially offset by general and administrative costs of $458,604 and non-redemption agreement expense of $1,187,449.

For the six months ended June 30, 2025, we had net income of $5,946,448, which consists of dividends and interest income on marketable securities and cash held in the Trust Account of $6,231,860 partially offset by general and administrative costs of $285,412.

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

For the six months ended June 30, 2026, cash used in operating activities was $99,132. Net income of $3,476,157 was affected by dividends and interest earned on marketable securities held in the Trust Account and cash of $5,122,202 and non-redemption agreement expense of $1,187,449. Changes in operating assets and liabilities provided $359,464 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $242,262. Net income of $5,946,448 was affected by dividends and interest earned on marketable securities and cash held in the Trust Account of $6,231,577. Changes in operating assets and liabilities provided $42,867 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $53,995,912 consisting of U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw dividends and interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,853. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements-Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. A working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination within the Completion Window, raises substantial doubt about our ability to continue as a going concern. We have until June 12, 2027 to consummate the initial Business Combination (assuming no further extensions). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 12, 2027.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Form 10-Q. Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 13, 2024).
3.2	Amendment to the Registrant’s Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 16, 2026).
10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42127), filed with the SEC on June 12, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURION ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Riaan Hodgson
	Name:	Riaan Hodgson
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)